Form 10QSB
period 1995-06-30
INDUSTRIAL TRAINING CORP
filed 1995-07-25
CIK 764867

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     Form 10-QSB
                    Quarterly Report Under Section 13 or 15(d) of
                         The Securities Exchange Act of 1934
                         For the Quarter ended June 30, 1995

                           Commission File Number 0-13741


                           INDUSTRIAL TRAINING CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                      Maryland                     52-1078263
          ---------------------------------   ----------------------
            (State or other jurisdiction        (I.R.S. Employer
          of incorporation or organization)   Identification Number)

               13515 Dulles Technology Drive, Herndon, Virginia 22071
               ------------------------------------------------------
                (Address of principle executive offices and zip code)

                   Registrant's telephone number     (703)713-3335
                                (including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
                   Title of each Class           which registered
                   -------------------       ------------------------
                          None                         None

             Securities registered pursuant to Section 12(g) of the Act:

                                     COMMON STOCK
                                     ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  ___X___                  No ____

     As of June 30, 1995, 2,455,624 shares of Common Stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------

                                         NONE

     Table of Contents

       Part I                                                      Page

       Item 1   Financial Statements
                Condensed Consolidated Statements of
                Operations for the Three Months and Six Months
                Ended June 30, 1995 and 1994                        1

                Condensed Consolidated Balance Sheets as of
                June 30, 1995 and December 31, 1994                 2

                Condensed Consolidated Statements of Cash
                Flows for the Six Months Ended June 30, 1995
                and 1994                                            4
                Notes to Condensed Consolidated Statements          5

       Item 2   Management's Discussion and Analysis or Plan
                of Operation                                        7
       Part II

       Item 1   Legal Proceedings                                   9

       Item 2   Changes in Securities                               9
       Item 3   Defaults Upon Senior Securities                     9

       Item 4   Submission of Matters to a Vote of Security
                Holders                                             9
       Item 5   Other Information                                   9

       Item 6   Exhibits and Reports on Form 8-K                    9






















                                      10QSB - 2

     ITEM 1.  FINANCIAL STATEMENTS

                                                       INDUSTRIAL TRAINING CORPORATION

                                                      CONDENSED STATEMENTS OF OPERATIONS

                                                                 (Unaudited)


                                   For the 3 Months Ended June 30           For the 6 Months Ended June 30

                                      1995                1994                 1995                1994
                                      ----                ----                 ----                ----
      Net revenues                  $6,285,888           $5,210,752          $1,255,632           $9,363,645

      Cost of sales                  3,659,611            3,176,506           6,452,408            5,584,954
                                     ---------            ---------           ---------            ---------

      Gross profit                   2,626,277            2,034,246           4,803,224            3,778,691
      Selling, general, and
      administrative expense         1,846,566            1,566,124           3,596,371            3,090,546

      Equity in earnings of
      affiliates                       (35,903)             (55,528)            (77,961)             (70,154)
      Interest expense, net             33,850               39,492              54,300               87,826
                                        ------               ------              ------               ------

                                     1,844,513            1,550,088           3,572,710            3,108,218
                                     ---------            ---------           ---------            ---------

      Earnings before income
      taxes                            781,764              484,158           1,230,514              670,473
      Income taxes                     321,000              193,664             505,000              268,842
                                       -------              -------             -------              -------

      Net earnings                    $460,764              290,494            $725,514             $401,631
                                      ========              =======             =======              =======
      Earnings per common           $     .18           $     .12           $      .28          $      .17
      share                         =========           =========           ==========          ==========

      Weighted average number        2,593,942            2,371,286           2,588,176            2,377,875
      of shares outstanding          =========            =========           =========            =========


                                    See accompanying Notes to Condensed Consolidated Financial Statements.



                                      10QSB - 3

                                                       INDUSTRIAL TRAINING CORPORATION

                                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    ASSETS


                                                                          June 30,               December 31,
                                                                            1995                     1994
                                                                            ----                     ----
                                                                         (Unaudited)

     Current assets:
         Cash                                                         $    1,178,642           $      439,923
         Accounts receivable, net (Note 2)                                 7,257,710                7,293,477
         Due from affiliates                                                  46,388                   86,111
         Inventories                                                       1,100,037                1,203,876
         Prepaid expenses                                                    305,846                  118,446
                                                                      --------------           --------------
              Total current assets                                         9,888,623                9,141,833

     Property and equipment:
         Video and computer equipment                                      2,717,431                2,366,661
         Furniture and fixtures                                            1,037,204                1,032,563
         Leasehold improvements                                               95,111                   89,106
         Videotape masters                                                   144,180                  144,180
                                                                      --------------           --------------
                                                                           3,993,926                3,632,510

         Less accumulated depreciation and amortization                  (2,814,069)              (2,507,393)
                                                                      --------------           --------------
              Net property and equipment                                   1,179,857                1,125,117

     Deferred program development costs, net (Note 5)                      5,618,824                4,358,315
     Goodwill                                                              2,102,626                2,185,126
     Investment in affiliates                                                220,976                  245,887
     Other                                                                    73,658                   73,769
                                                                      --------------           --------------
                                                                      $   19,084,564           $   17,130,047
                                                                       =============            =============

                                    See accompanying Notes to Condensed Consolidated Financial Statements.






                                      10QSB - 4

                                                       INDUSTRIAL TRAINING CORPORATION
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30,               December 31,
                                                                            1995                     1994
                                                                            ----                     ----
                                                                         (Unaudited)
     Current liabilities:
         Note payable to bank (Note 3)                               $                        $        80,000
         Current installments of long-term debt                              580,726                  328,637
         Accounts payable                                                  2,247,594                2,112,271
         Due to affiliates                                                   281,529                  419,895
         Compensation and benefits payable                                   488,259                  942,215
         Deferred revenue                                                    712,847                   77,648
         Other accrued expenses payable                                      657,671                1,086,571
         Income taxes payable                                                300,000
                                                                     ---------------          ---------------
              Total current liabilities                                    5,268,626                5,047,237

     Deferred lease obligations                                              111,968                  119,316
     Deferred income taxes (Note 4)                                        1,239,062                1,136,522
     Long-term debt, excluding current installments                        1,614,198                  772,826
                                                                     ---------------          ---------------
         Total liabilities                                                 8,233,854                7,075,901

     Commitments and contingencies

     Stockholders' equity:
         Common stock, $10 par value, 4,000,000 shares
              authorized; 2,473,328 and 2,466,828 issued in
              1995 and 1994, respectively                                    247,333                  246,683
         Additional paid-in capital                                        5,714,402                5,698,147
         Note receivable from ESOP                                         (304,177)                (358,177)
         Retained earnings                                                 5,254,461                4,528,947
                                                                     ---------------          ---------------
                                                                          10,912,019               10,115,600
         Treasury stock, at cost, 17,704 and 18,004 shares
              at June 30, 1995 and
              December 31, 1994, respectively                               (61,309)                 (61,454)
                                                                     ---------------          ---------------
         Total stockholders' equity                                       10,850,710               10,054,146
                                                                     ---------------          ---------------
                                                                     $    19,084,564          $    17,130,047
                                                                     ===============          ===============

                                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                      10QSB - 5

                                                       INDUSTRIAL TRAINING CORPORATION

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Unaudited)

                                                                               For 6 Months Ended June 30,
                                                                             1995                      1994
                                                                             ----                      ----

     Cash Flows From Operating Activities:
         Net earnings                                                  $     725,514              $   401,631
         Reconciling items:
              Provision for deferred taxes                                   102,540                  263,028
              Depreciation and amortization                                1,307,661                  839,695
              Sales awards of treasury shares                                  1,650
              Increase in allowance for doubtful accounts                     45,000
         Changes in assets and other liabilities:
              Increase in accounts receivable                                (9,233)                (256,315)
              Decrease (increase) in inventory                               103,839                (123,525)
              Increase in prepaid expenses                                 (187,400)                 (55,519)
              Decrease (increase) in other assets                                111                 (49,462)
              Increase in accounts payable                                   135,323                  442,490
              Decrease in due to affiliates, net                            (98,643)                 (14,613)
              Decrease in compensation and benefits payable                (453,956)                 (82,470)
              Increase (decrease) in deferred revenue                        635,199                 (60,024)
              (Decrease) increase in accrued other expenses                (428,900)                   81,598
              Increase in income taxes payable                               300,000
              Decrease in deferred lease liability                           (7,348)                 (11,971)
                                                                       -------------              ------------
         Net cash from operating activities                                2,171,357                1,374,543

     Cash Flows From Investing Activities:
         Deferred program development costs                              (2,154,083)                (712,935)
         Capital expenditures                                              (361,416)                 (47,679)
         Investment in affiliates                                                                    (34,593)
                                                                       -------------              ------------
         Net cash used in investing activities                           (2,515,499)                (795,207)

     Cash Flows From Financing Activities:
         Repayments under line of credit                                    (80,000)                (240,000)
         Principal payments under long-term debt                           (212,152)                (379,390)
         Payments under capital lease obligations                           (14,387)                 (14,195)
         Proceeds from long-term debt                                      1,320,000
         Issuance of common stock                                             15,400                   18,464
         Employee stock option note collection                                54,000                   56,250
         Acquisition of treasury stock                                                               (60,072)
                                                                       -------------              ------------


                                      10QSB - 6






         Net cash provided by (used in) financing activities               1,082,861                (618,943)
                                                                       -------------              ------------
     Net increase (decrease) in Cash                                         738,719                 (39,607)

     Cash at Beginning of Period                                             439,923                  126,136
                                                                       -------------              ------------
     Cash at End of Period                                             $   1,178,642              $    86,529
                                                                       =============             ============

                                    See accompanying Notes to Condensed Consolidated Financial Statements.










































                                      10QSB - 7

                           INDUSTRIAL TRAINING CORPORATION

                      NOTES TO CONDENSED CONSOLIDATED STATEMENTS

                                    June 30, 1995

                                     (Unaudited)

     1)  Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ComSkill Learning Centers, Inc. ("ComSkill"), see note 6. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1994 and 1993 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for a full year.

     2)  Accounts Receivable

     Accounts receivable include the following:
                                                                     June 30,                  December 31,
                                                                       1995                        1994
                                                                       ----                        ----

     Trade accounts receivable                                   $    7,453,370              $    7,245,294
     Unbilled contract receivables                                       82,008                     242,279
         Less allowance for doubtful accounts                         (325,714)                   (280,714)
                                                                 ---------------             --------------
                                                                      7,209,664                   7,206,859
     Other receivables                                                   48,046                      86,618
                                                                 ---------------             --------------
                                                                 $    7,257,710              $    7,293,477
                                                                 ===============             ==============

     3)  Note Payable to Bank

     At June 30, 1995, the Company had available a revolving bank line of credit bearing interest at prime plus 1/2% in the amount of $2,500,000. The line is collateralized by all the Company's business assets. At June 30, 1995, the Company had no outstanding balance under this line of credit.



                                      10QSB - 8

     4)  Income Taxes

     The Company provides for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs and net operating loss carryforwards.

     5)  Deferred Program Development Costs

     On February 17, 1995, the Company purchased all rights, title and all other ownership interests in the 51 lessons in the INVOLVE(REGISTERED TRADEMARK) Series (INVOLVE(REGISTERED TRADEMARK)) from the Instrument Society of America (ISA). The aggregate purchase price for this transaction was approximately $1,590,000 of which approximately $1,400,000 represented an addition to deferred program development costs. These programs are being amortized over a period of five years.

     6)  Other Events

     On January 2, 1995, CI Acquisition Corp. ("CI") and its wholly owned subsidiary, Comsell Training, Inc. ("Comsell"), were merged and liquidated into the Company. As a result, the Company's only remaining subsidiary is ComSkill Learning Centers, Inc. The merger and liquidation will have no effect on the Company's financial reporting.




























                                      10QSB - 9

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (a)  Operations

     For the quarter ending June 30, 1995, the Company achieved record second quarter revenues and net earnings. Total revenues for the second quarter aggregated $6,286,000 as compared to revenues of 5,211,000 for the same period in 1994, an increase of $1,075,000 or 21%. Net earnings for the second quarter totaled $461,000 or 18 cents per share as compared to $290,000 or 12 cents per share for the corresponding quarter in 1994, representing an increase of $171,000 (59%) and 6 cents per share (50%), respectively. The substantial increases for the quarter in both revenues and net earnings continues to be the result of the strong performance of the Company's core multimedia training products. Overall sales of multimedia training courseware increased to $4,267,000 from $3,050,000, a $1,217,000 or 40% increase over the second quarter in 1994.

     Total revenues for the six months ended June 30, 1995 were $11,256,000, while net earnings aggregated $726,000 or 28 cents per share. These figures represent increases over the comparable period in 1994 of $1,892,000 (20%), $324,000 (81%) and 11 cents (65%) per share, respectively. The strong growth in both revenues and net earnings for the year is due primarily to the aforementioned performance of the Company's core multimedia training products and the profitability resulting therefrom. The growth rate in earnings per share of 65% differs from the growth rate of net earnings of 81% due to a 210,000 share increase in the weighted average number of shares outstanding at June 30, 1995 as compared to June 30,1994.

     Total revenues for the Company continue to be positively impacted from the increase in sales of multimedia hardware systems. Hardware revenues for the three months ended June 30, 1995 aggregated $1,511,000 which represents a $442,000 or 41% increase relative to 1994. For the six month period, the same performance trend continued with hardware revenues totaling $2,400,000, representing a $710,000 or 42% increase over the comparable 1994 period. While hardware sales do not add significantly to the Company's earnings, management believes that increased hardware sales are an important factor in developing the demand for the Company's off-the-shelf courseware.

     Fees and royalties from the Company's franchise network, ComSkill Learning Centers, Inc. (ComSkill) amounted to $135,000 for the quarter ended June 30, 1995 as compared to $53,000 for the same period in 1994, representing a 155% increase. The Company sold one new franchise territory during the second quarter of 1995. Overall revenues achieved from fees and royalties for the six months ended June 30, 1995 have amounted to $304,000. This compares to $55,000 achieved during the first six months of 1994; a $249,000 or 453% increase. The Company has sold two franchise territories in 1995, with cumulative territories sold to date of 17.

     Sales of the Company's linear products, marketed under the label USA Training, amounted to $250,000 for the second quarter of 1995 and $461,000

                                     10QSB - 10
     for the six months ended June 30, 1995. This represents decreases of $51,000 or 17% and $155,000 or 25% for the comparable periods in 1994.
     The decline in sales of these products is consistent with industry trends. Due to the relative size of ITC's linear products division in comparison to ITC, this decline is not considered significant.

     (b)  Earnings Before Provision For Income Taxes

     Earnings before provision for income taxes for the second quarter 1995 aggregated $782,000 as compared to $484,000 in 1994, an increase of $298,000 or 62%. For the six months ended June 30, 1995, earnings before provision for taxes totaled $1,231,000, as compared to $670,000 for 1994, an increase over prior year of $561,000 or 84%. The significant improvement in earnings before provision for income taxes over 1994, on both a quarter to date and year to date basis, was a result of several factors. These factors include the Company's improved revenue performance, the reduction in royalty expense due to the Company's purchase of the INVOLVE(REGISTERED TRADEMARK) products, and the Company's ability to control costs. Selling, general and administrative expenses aggregated $1,847,000 during the second quarter and $3,596,000 for the six months ended June 30, 1995. This compares to $1,566,000 and $3,091,000 for the same periods in 1994. The increase in selling, general and administrative expenses over second quarter of 1994 of $281,000 and the six months ended June 30, 1994 of $505,000 is primarily due to additional operational, sales and marketing costs. The amount of selling, general and administrative expenses as a percentage of sales has decreased slightly, from 33% to 32% for the six months ended June 30, 1995.

     Net earnings for the second quarter of 1995 were $461,000, or 18 cents per share, as compared to $290,000 or 12 cents per share achieved in 1994. Year to date net earnings as of June 30, 1995 aggregated $726,000 or 28 cents per share as compared to $402,000 or 17 cents during the first six months of 1994. The substantial increase in net earnings during 1995 was a result of the same factors that contributed to the increases in earnings before provision for income taxes.

     (c)  Taxes

     As a result of the Company's available tax loss carryforwards (as described in Note 9 to the financial statements filed with the Company's 10-KSB for the year ending December 31, 1994), the Company had, historically, paid a minimal amount of income taxes. However, as a result of the Company's increasing level of profitability, combined with the restrictions on the utilization of certain of the Company's net operating losses, the Company began to pay a larger amount of income taxes beginning in the second quarter of 1995. These increased levels of payments are expected to continue, provided the Company continues to improve its level of profitability.





                                     10QSB - 11

     (d)  Funds, Flow, Liquidity, and Capital Resources

     Net working capital at June 30, 1995 was $4,620,000 as compared with $4,095,000 at December 31, 1994. The increase of $525,000 or 13% is due to the strong results of operations of the Company during the first six months of 1995, as described in detail above. In addition, the Company experienced an increase in cash provided from operations in the first six months of 1995. Operations generated approximately $2,171,000 of cash compared with $1,375,000 for the six month periods ended June 30, 1995 and 1994, respectively. The positive cash flow was primarily used as follows:
     $2,154,000 used to fund the Company's product development efforts, $361,000 for certain capital expenditures, $212,000 for principal payments on the Company's long-term debt, and $80,000 repayment of the Company's revolving line of credit. Additionally, during the first quarter, the Company borrowed $1,320,000 of long term debt in order to finance the acquisition of the INVOLVE(REGISTERED TRADEMARK) products as described below.

     The Company's borrowings against its revolving credit line decreased from $80,000 at December 31, 1994 to zero at June 30, 1995. Accounts receivable at June 30, 1995 aggregated $7,258,000 due primarily to two factors: the strong revenue performance in the second quarter of 1995 and a $1,713,000 sale to a customer at the end of the second quarter.
     Although the entire order was shipped and billed prior to June 30, 1995, due to the terms of the contract, only $578,000 was recognized as revenue in the second quarter of 1995.

     On February 17, 1995, ITC purchased all rights, title and all other ownership interests in the 51 lessons in the INVOLVE(REGISTERED TRADEMARK) Series (INVOLVE(REGISTERED TRADEMARK)). These products, which were developed for the Instrument Society of America (ISA) by ITC, had previously been sold by the Company under an exclusive third party sales and marketing agreement. The aggregate purchase price for this transaction was approximately $1,590,000. The price included the forgiveness of a receivable from ISA of approximately $90,000, and purchase of approximately $180,000 of INVOLVE(REGISTERED TRADEMARK) inventory. The purchase was financed by the Company borrowing $1,000,000 under its available line of credit and paying $500,000 in cash. Subsequently, the Company paid down the line of credit borrowings with the proceeds from a 5-year term loan in the original amount of $1,320,000.













                                     10QSB - 12

                                       PART II

     ITEM 1.  LEGAL PROCEEDINGS

     None

     ITEM 2.  CHANGES IN SECURITIES

     None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders was held May 2, 1995 at the Sheraton Reston Hotel, 11810 Sunrise Valley Drive, Reston Virginia 22091. During this meeting, two directors were each elected to a three-year term.


     ITEM 5.  OTHER INFORMATION

     None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:   27.1     Financial Data Schedule

     (b)  Reports on Form 8-K: None.























                                     10QSB - 13

                                       EXHIBITS


     27.1  Financial Data Schedule

















































                                     10QSB - 14

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INDUSTRIAL TRAINING CORPORATION
                                     (Registrant)



     BY                 /S/ James H. Walton                            DATE               July 25, 1995
              ------------------------------------------------                    -------------------------------
              James H. Walton
              Chairman of the Board, President and
              Chief Executive Officer




     BY                 /S/ Philip J. Facchina                         DATE               July 25, 1995
              ------------------------------------------------                    -------------------------------
              Philip J. Facchina
              Vice President, Treasurer and
              Chief Financial Officer




     BY                 /S/ Christopher E. Mack                        DATE               July 25, 1995
              ------------------------------------------------                    -------------------------------
              Christopher E. Mack
              Controller














                                     10QSB - 15