Form 10QSB/A
period 1995-06-30
INDUSTRIAL TRAINING CORP
filed 1995-07-28
CIK 764867

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     Form 10-QSB/A
                    Quarterly Report Under Section 13 or 15(d) of
                         The Securities Exchange Act of 1934
                         For the Quarter ended June 30, 1995

                           Commission File Number 0-13741


                           INDUSTRIAL TRAINING CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                                   Amendment No. 1

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

                                         NONE

     This amendment replaces Item 1 of Form 10-QSB as filed by Industrial Training Corporation with the Securities and Exchange Commission on July 25, 1995. This amendment is filed for the purpose of correcting a typographic omission.

     ITEM 1.  FINANCIAL STATEMENTS

                                                       INDUSTRIAL TRAINING CORPORATION

                                                      CONDENSED STATEMENTS OF OPERATIONS

                                                                 (Unaudited)

                                   For the 3 Months Ended June 30           For the 6 Months Ended June 30

                                      1995                1994                 1995                1994
                                      ----                ----                 ----                ----
      Net revenues                  $6,285,888           $5,210,752         $11,255,632           $9,363,645

      Cost of sales                  3,659,611            3,176,506           6,452,408            5,584,954
                                     ---------            ---------           ---------            ---------

      Gross profit                   2,626,277            2,034,246           4,803,224            3,778,691
      Selling, general, and
      administrative expense         1,846,566            1,566,124           3,596,371            3,090,546

      Equity in earnings of
      affiliates                       (35,903)             (55,528)            (77,961)             (70,154)
      Interest expense, net             33,850               39,492              54,300               87,826
                                        ------               ------              ------               ------
                                     1,844,513            1,550,088           3,572,710            3,108,218
                                     ---------            ---------           ---------            ---------
      Earnings before income
      taxes                            781,764              484,158           1,230,514              670,473
      Income taxes                     321,000              193,664             505,000              268,842
                                       -------              -------             -------              -------

      Net earnings                    $460,764              290,494            $725,514             $401,631
                                      ========              =======             =======              =======
      Earnings per common            $     .18            $     .12           $      .28           $     .17
      share                          =========            =========           ==========           =========

      Weighted average number        2,593,942            2,371,286           2,588,176            2,377,875
      of shares outstanding          =========            =========           =========            =========


                                    See accompanying Notes to Condensed Consolidated Financial Statements.



                                      10QSB/A - 2

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






                                      10QSB/A - 3

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

                                      10QSB/A - 4

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


                                      10QSB/A - 5






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










































                                      10QSB/A - 6

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



                                      10QSB/A - 7

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




























                                      10QSB/A - 8

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INDUSTRIAL TRAINING CORPORATION
                                     (Registrant)



     BY                 /S/ Philip J. Facchina                         DATE               July 28, 1995
              ------------------------------------------------                    -------------------------------
              Philip J. Facchina
              Vice President, Treasurer and
              Chief Financial Officer















                                     10QSB/A - 9