Form 10QSB
period 1995-09-30
INDUSTRIAL TRAINING CORP
filed 1995-10-30
CIK 764867

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549



                                     Form 10-QSB
                    Quarterly Report Under Section 13 or 15(d) of
                         The Securities Exchange Act of 1934
                      For the Quarter ended September 30, 1995



                           Commission File Number 0-13741



                           INDUSTRIAL TRAINING CORPORATION
                           -------------------------------
               (Exact name of registrant as specified in its charter)


               Maryland                                 52-1078263
               --------                                 ----------
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification Number)


               13515 Dulles Technology Drive, Herndon, Virginia 22071
               ------------------------------------------------------
                (Address of principal executive offices and zip code)


          Registrant's telephone number           (703)713-3335
          (including area code)



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

               Yes     X                          No ____
                    --------

     As of October 25, 1995, 3,355,088 shares of Common Stock were outstanding.

                                  Table of Contents



     Part I                                                                 Page
     ------                                                                 ----

     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations
               for the Three Months and Nine Months
               Ended September 30, 1995 and 1994                               1

               Condensed Consolidated Balance Sheets as of
               September 30, 1995 and December 31, 1994                        2

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1995 and 1994           4

               Notes to Condensed Consolidated Financial Statements            5

     Item 2    Management's Discussion and Analysis or
               Plan of Operation                                               7

     Part II
     -------

     Item 1    Legal Proceedings                                              10

     Item 2    Changes in Securities                                          10

     Item 3    Defaults Upon Senior Securities                                10

     Item 4    Submission of Matters to a Vote of Security Holders            10

     Item 5    Other Information                                              10

     Item 6    Exhibits and Reports on Form 8-K                               10















                                      10-QSB  2

     ITEM 1.  FINANCIAL STATEMENTS

                                                       INDUSTRIAL TRAINING CORPORATION

                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (Unaudited)


                                              For the Three Months                  For the Nine Months
                                               Ended September 30,                  Ended September 30,
                                            1995               1994               1995               1994
                                            ----               ----               ----               ----

     Net revenues                      $    6,038,329    $    5,428,468     $   17,293,961     $   14,792,110
     Cost of sales                          3,505,498         3,487,607          9,957,906          9,072,561
                                            ---------         ---------         ----------         ----------

        Gross profit                        2,532,831         1,940,861          7,336,055          5,719,549


     Selling, general, and
         administrative expenses            1,786,161         1,527,418          5,380,882          4,617,964
     Equity earnings of affiliates           (65,644)          (68,372)          (143,605)          (138,529)
     Interest expense, net                     26,661            46,437             80,961            134,263
                                            ---------         ---------          ---------          ---------

                                            1,747,178         1,505,483          5,318,238          4,613,698
                                            ---------         ---------          ---------          ---------

     Earnings before income taxes             785,653           435,378          2,017,817          1,105,851

     Income taxes                             322,000           173,136            827,000            441,978
                                            ---------         ---------          ---------          ---------

     Net earnings                      $      463,653    $      262,242     $    1,190,817     $      663,873
                                            =========         =========          =========          =========

     Earnings per
         common share                  $         0.18    $         0.11     $         0.46     $         0.28
                                                 ====              ====               ====               ====


     Weighted average number
         of shares outstanding              2,641,228         2,403,587          2,597,335          2,413,207
                                            =========         =========          =========          =========

                                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                  10-QSB  3

                                                       INDUSTRIAL TRAINING CORPORATION

                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    ASSETS


                                                                        September 30,            December 31,
                                                                            1995                     1994
                                                                            ----                     ----
                                                                         (Unaudited)

     Current assets:
         Cash                                                         $    1,779,359           $      439,923
         Accounts receivable, net (Note 2)                                 5,621,919                7,293,477
         Stock proceeds receivable (Note 6)                                7,934,063
         Due from affiliates                                                  47,492                   86,111
         Inventories, net                                                    732,352                1,203,876
         Prepaid expenses                                                    278,360                  118,446
                                                                           ---------                ---------
              Total current assets                                        16,393,545                9,141,833

     Property and equipment:
         Video and computer equipment                                      2,807,535                2,366,661
         Furniture and fixtures                                            1,037,204                1,032,563
         Leasehold improvements                                               93,106                   89,106
         Videotape masters                                                   144,180                  144,180
                                                                           ---------                ---------
                                                                           4,082,025                3,632,510

         Less accumulated depreciation and amortization                  (2,942,703)              (2,507,393)
                                                                         -----------              -----------
              Net property and equipment                                   1,139,322                1,125,117

     Deferred program development costs, net (Note 5)                      5,536,859                4,358,315
     Goodwill                                                              2,061,376                2,185,126
     Investments in affiliates                                               187,152                  245,887
     Other                                                                    73,306                   73,769
                                                                          ----------               ----------
                                                                      $   25,391,560           $   17,130,047
                                                                          ==========               ==========


                                    See accompanying Notes to Condensed Consolidated Financial Statements.





                                                                  10-QSB  4

                                                       INDUSTRIAL TRAINING CORPORATION

                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,             December 31,
                                                                            1995                      1994
                                                                            ----                      ----
                                                                         (Unaudited)
     Current liabilities:
         Note payable to bank (Note 3)                               $                        $        80,000
         Current installments of long-term debt (Note 6)                     561,175                  328,637
         Accounts payable                                                  1,125,415                2,112,271
         Due to affiliates                                                   197,900                  419,895
         Accrued expenses:
              Compensation and benefits payable                              533,122                  942,215
              Deferred revenue                                               232,798                   77,648
              Other accrued expenses payable                                 520,889                1,086,571
              Income taxes payable                                           340,000
                                                                           ---------                ---------
                  Total current liabilities                                3,511,299                5,047,237

     Deferred lease obligations                                              108,295                  119,316
     Deferred income taxes (Note 4)                                        1,233,340                1,136,522
     Long-term debt, excluding current installments (Note 6)               1,473,098                  772,826
                                                                           ---------                ---------
         Total liabilities                                                 6,326,032                7,075,901

     Stockholders' equity:
         Common stock, $0.10 par value, 4,000,000 shares
              authorized; 3,378,828 and 2,466,828 issued in
              1995 and 1994, respectively (Note 6)                           337,883                  246,683
         Additional paid-in capital (Note 6)                              13,346,222                5,698,147
         Note receivable from ESOP                                         (277,177)                (358,177)
         Retained earnings                                                 5,719,764                4,528,947
                                                                          ----------               ----------
                                                                          19,126,692               10,115,600
         Treasury stock, at cost, 17,404 and 18,004 shares
              at September 30, 1995 and
              December 31, 1994, respectively                               (61,164)                 (61,454)
                                                                          ----------               ----------
         Total stockholders' equity                                       19,065,528               10,054,146
                                                                          ----------               ----------
                                                                     $    25,391,560          $    17,130,047
                                                                          ==========               ==========

                                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                  10-QSB  5

                                                       INDUSTRIAL TRAINING CORPORATION

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Unaudited)

                                                                         For the Nine Months Ended September 30,
                                                                               1995                    1994
                                                                               ----                    ----
     Cash Flows From Operating Activities:
         Net earnings                                                  $   1,190,817              $   663,873
         Reconciling items:
              Provision for deferred taxes                                    96,818                  430,596
              Depreciation and amortization                                2,174,441                1,328,716
              Increase in reserve for doubtful accounts                       75,000
              Salesperson award of treasury shares                             1,650
              Loss on disposal of fixed asset                                 35,726
         Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                   1,596,558                (202,407)
              Decrease (increase) in inventories                             471,524                (109,341)
              Increase in prepaid expenses                                 (159,914)                 (49,709)
              Decrease (increase) in other assets                                463                 (29,389)
              (Decrease) increase in accounts payable                      (986,856)                  144,070
              Decrease in due to affiliates, net                           (183,376)                  (5,071)
              Decrease in accrued other expenses                           (819,625)                 (32,767)
              Increase in income taxes payable                               340,000
              Decrease in deferred lease liability                          (11,021)                 (17,956)
                                                                          ----------               ----------

              Net cash provided by operating activities                    3,822,205                2,120,615

     Cash Flows From Investing Activities:
         Deferred program development costs (Note 5)                     (2,735,190)              (1,125,000)
         Capital expenditures                                              (485,241)                (212,610)
         Investment in affiliates                                                                    (38,268)
                                                                          ----------               ----------

              Net cash used in investing activities                      (3,220,431)              (1,375,878)

     Cash Flows From Financing Activities:
         Repayments under line of credit                                    (80,000)                (200,000)
         Principal payments under long-term debt                           (348,905)                (559,673)
         Principal payments under capital lease obligation                  (38,285)                 (21,070)
         Proceeds from long-term debt                                      1,320,000
         Payments related to public offering                               (306,566)
         Issuance of common stock                                            110,418                   18,425
         Acquisition of treasury stock                                                               (60,072)
         Employee stock ownership plan note collection                        81,000                   83,250
                                                                          ----------               ----------

                                                                  10-QSB  6






              Net cash provided by (used in) financing activities            737,662                (739,140)

     Net Increase in Cash                                                  1,339,436                    5,597

     Cash at Beginning of Period                                             439,923                  126,136
                                                                          ----------               ----------

     Cash at End of Period                                             $   1,779,359              $   131,733
                                                                          ==========               ==========

                                    See accompanying Notes to Condensed Consolidated Financial Statements.









































                                                                  10-QSB  7

                           INDUSTRIAL TRAINING CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1995

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

     2)  Accounts Receivable

     Accounts receivable include the following:

                                        September 30,       December 31,
                                            1995                1994
                                            ----                ----

     Trade accounts receivable          $  5,775,664        $  7,245,294
     Unbilled contract receivables            76,183             242,279
          Less allowance for doubtful
               accounts                     (355,714)           (280,714)
                                        ------------        ------------
     Trade accounts receivable, net        5,496,133           7,206,859
     Other receivables                       125,786              86,618
                                        ------------        ------------
                                        $  5,621,919        $  7,293,477
                                        ============        ============
     3)  Note Payable to Bank

     At September 30, 1995, the Company had available a revolving bank line of credit bearing interest at prime plus 1/2% in the amount of $2,500,000. The line is collateralized by all the Company's business assets. At September 30, 1995, the Company had no outstanding balance under the terms of the line of credit.




                                      10-QSB  8

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

     6)  Stockholders' Equity

     On July 28, 1995, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission (SEC) for a public offering of 1,050,000 shares of its common stock, including 175,000 shares being sold by certain current Company shareholders. This registration statement was declared effective by the SEC on September 28, 1995. The offering was priced at $9.75 per share and the shares were underwritten on September 29, 1995. On October 4, 1995, the offering was completed and the Company re-ceived net proceeds from the offering of approximately $7,934,000. Immedi-ately following, the Company used approximately $1,763,000 of the proceeds to reduce its borrowings under two separate term loans. The payments represented approximately $444,000 of current loan installments and approximately $1,319,000 of long-term loan installments. The Company intends to use the remaining net proceeds received from the offering to finance product development efforts, increase marketing efforts, finance potential acquisitions of compatible businesses, products or technologies, or for other working capital purposes.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (a)  Operations
          ----------
     For the quarter ending September 30, 1995, the Company achieved strong revenues and net earnings. Total revenues for the third quarter aggregated $6,038,000 as compared to revenues of 5,428,000 for the same period in 1994, an increase of $610,000 or 11%. Net earnings for the third quarter totaled $464,000 or 18 cents per share as compared to $262,000 or 11 cents per share for the corresponding quarter in 1994, representing an increase of $202,000 (77%) and 7 cents per share (64%), respectively. The increases for the quarter in both revenues and net earnings continues to be the result of the strong performance of the Company's core multimedia training products. Overall sales of multimedia

                                      10-QSB  9
     training courseware increased to $4,863,000 from $3,359,000, a $1,504,000 or 45% increase over the third quarter in 1994. Total revenues for the nine months ended September 30, 1995 aggregated $17,294,000, while net earnings aggregated $1,191,000 or 46 cents per share. These figures represent increases over the comparable period in 1994 of $2,502,000 (17%), $527,000 (79%) and 18 cents (64%) per share, respectively. The strong growth in both revenues and net earnings for the year is due primarily to the performance of the Company's core multimedia training products and the profitability resulting therefrom. Sales of multimedia training courseware increased to $12,447,000 from $8,801,000, a $3,646,000 or 41% increase over the same period in 1994. The growth of multimedia training products during this period was due primarily to the expansion of distribution channels and product development efforts in 1994. The growth rate in earnings per share of 64% differs from the growth rate of net earnings of 79% due to a 184,000 share increase in the weighted average number of shares outstanding at September 30, 1995 as compared to September 30,1994. Hardware revenues for the three months ended September 30, 1995 aggregated $914,000; this represents a decrease of $127,000 or 12% as compared to the same period in 1994. As a percentage of total revenues, hardware sales accounted for 15% of total revenues during the third quarter of 1995 as compared to 19% for the same period in 1994. The decrease in the sales of hardware systems during the third quarter of 1995 can be attributed to several factors including lower overall hardware prices, increased competition for hardware sales, and increased efforts by the Company to sell multimedia training courseware. The Company views this decline as temporary and not significant due to revenue levels achieved during the first nine months of 1995. For the nine month period, hardware revenues totaled $3,314,000, representing a $583,000 or 21% increase over the comparable 1994 period. For the nine months ended September 30, 1995, hardware sales accounted for 19% of total revenues, consistent with the comparable period in 1994. While hardware sales do not add significantly to the Company's earnings, management believes that increased hardware sales are an important factor in developing the demand for the Company's off-the-shelf courseware.Fees and royalties from the Company's franchise network, ComSkill Learning Centers, Inc. amounted to $53,000 for the quarter ended September 30, 1995 as compared to $217,000 for the same period in 1994. During the third quarter of 1995, the Company did not sell any new franchise territories, compared to five territories which were sold during the same period in 1994. Overall revenues achieved from fees and royalties for the nine months ended September 30, 1995 have amounted to $357,000. This compares to $273,000 achieved during the first nine months of 1994; a $84,000 or 31% increase. Sales of the Company's linear products, marketed under the label USA Training, amounted to $117,000 for the third quarter of 1995 and $578,000 for the nine months ended September 30, 1995. This represents decreases of $149,000 or 56% and $304,000 or 34% for the comparable periods in 1994. The decline in sales of these products is consistent with industry trends. Due to the relative size of ITC's linear products division in comparison to ITC, this decline is not considered significant.




                                     10-QSB  10

     (b)  Earnings Before Provision For Income Taxes
          ------------------------------------------
     Earnings before provision for income taxes for the third quarter 1995 aggregated $786,000 as compared to $435,000 in 1994, an increase of $351,000 or 81%. For the nine months ended September 30, 1995, earnings before provision for taxes totaled $2,018,000, as compared to $1,106,000 for 1994, an increase over the prior year of $912,000 or 82%. The significant improvement in earnings before provision for income taxes over 1994, on both a quarter to date and year to date basis, was a result of several factors. These factors include the Company's improved revenue performance including strong sales of the Company's core multimedia products, the reduction in royalty expense due to the Company's purchase of the INVOLVE(REGISTERED TRADEMARK) Series [Item (d), below], and the Company's efforts to control costs. Selling, general and administrative expenses aggregated $1,786,000 during the third quarter and $5,381,000 for the nine months ended September 30, 1995. This compares to $1,527,000 and $4,618,000 for the same periods in 1994. The increase in selling, general and administrative expenses over third quarter of 1994 of $259,000 and over the nine months ended September 30, 1994 of $763,000 is primarily due to additional sales and marketing personnel costs, and increased trade show and other marketing activities. For the nine months ended September 30, 1995, the amount of selling, general and administrative expenses as a percentage of sales was 31%, consistent with levels achieved during the same period in 1994.Net earnings for the third quarter of 1995 were $464,000, or 18 cents per share, as compared to $262,000 or 11 cents per share achieved in 1994. Year to date net earnings as of September 30, 1995 aggregated $1,191,000 or 46 cents per share as compared to $664,000 or 28 cents during the first nine months of 1994. The substantial increase in net earnings during 1995 was a result of the same factors that contributed to the increases in earnings before provision for income taxes.

     (c)  Taxes
          -----
     As a result of the Company's available tax loss carryforwards (as described in Note 9 to the financial statements filed with the Company's 10-KSB for the year ending December 31, 1994), the Company had, historically, paid a minimal amount of income taxes. However, as a result of the Company's increasing level of profitability, combined with the restrictions on the utilization of certain of the Company's net operating losses, the Company began to pay a larger amount of income taxes beginning in 1995. These increased levels of payments are expected to continue, provided the Company continues to operate profitably.

     (d)  Liquidity, and Capital Resources
          --------------------------------
     Working capital at September 30, 1995 was $12,882,000 as compared to $4,095,000 at December 31, 1994. The increase of $8,787,000 was primarily due to the September 29, 1995 underwriting of 1,050,000 shares of the Company's common stock, of which 875,000 shares were sold by the Company and 175,000 were sold by certain Company shareholders. The public offering generated net proceeds of $7,934,000 (excluding expenses paid
                                     10-QSB  11
     directly by the Company of approximately $307,000) which were received by the Company on October 4, 1995. In addition to the offering, the Company experienced an increase in cash provided from operations during the first nine months of 1995. Operations generated $3,822,000 of cash as compared to $2,121,000 for the nine months ended September 30, 1995 and 1994, respectively. Additionally, during the first quarter, the Company borrowed $1,320,000 of long term debt in order to finance the acquisition of the INVOLVE(REGISTERED TRADEMARK) Series as described below. This note was paid in full with a portion of the proceeds from the offering. The cash flow generated from operations was primarily used as follows:
     $1,415,000 to fund the Company's product development efforts (net of $1,320,000 of financing for purchase of the INVOLVE(REGISTERED TRADEMARK) Series), $485,000 for certain capital expenditures, $349,000 for principal payments on the Company's long term debt, and $80,000 repayment of the Company's revolving line of credit.

     The Company's borrowings against its revolving credit line decreased from $80,000 at December 31, 1994 to zero at September 30, 1995. Trade accounts receivable at September 30, 1995 aggregated $5,496,000, representing a decrease of $1,711,000 or 24% from December 31, 1994.

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






















                                     10-QSB  12

                                       PART II

     ITEM 1.   LEGAL PROCEEDINGS

     None

     ITEM 2.   CHANGES IN SECURITIES

     None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     Exhibit No.         Description              Page Number

                                        3.1  Amended Articles of Incorporation
                                        Incorporated  by  reference  to  Exhibit
                                        3.1 filed  with form  SB-2  on July  28,
                                        1995
                                        #33-61393

                                        3.2    Restated Bylaws  Incorporated  by
                                        reference to Exhibit 3.2 filed with form SB-2 on July 28, 1995
                                        #33-61393




     (b)  Reports on Form 8-K

             None.







                                     10-QSB  13

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INDUSTRIAL TRAINING CORPORATION

                                             (Registrant)






     /s/ James H. Walton
     ---------------------                        DATE:  October 30, 1995
     By: James H. Walton
          Chairman of the Board, President and
          Chief Executive Officer



     /s/ Philip J. Facchina
     -----------------------                      DATE:  October 30, 1995

     By:  Philip J. Facchina
          Vice President, Treasurer and
          Chief Financial Officer




     /s/ Christopher E. Mack                      DATE:  October 30, 1995
     -------------------------
     By:  Christopher E. Mack
          Controller















                                     10-QSB  14