Form 10KSB
period 1995-12-31
INDUSTRIAL TRAINING CORP
filed 1996-03-15
CIK 764867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
                  For the Fiscal Year ended December 31, 1995

                        Commission File Number 0-13741

                        INDUSTRIAL TRAINING CORPORATION
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

                Maryland                              52-1078263
                --------                              ----------
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification Number)

            13515 Dulles Technology Drive, Herndon, Virginia 22071
            ------------------------------------------------------
             (Address of principal executive offices and zip code)

       Issuer's telephone number                   (703)713-3335
         (including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
               Title of each Class                 which registered
               -------------------                 ----------------
                      None                                None

          Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK
                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                            No ____
                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     [_]


Issuer's revenues for the year ended December 31, 1995 were $22,768,664. Aggregate market value of all voting stock outstanding at February 15, 1996 was $25,290,815. Amount was computed using the average bid and ask price as of February 15, 1996, which was $7.125. As of February 15, 1996, 3,549,588 shares of common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the proxy statement for the annual shareholders meeting to be held
                     May 7, 1996 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

Item 1      Description of Business                                           1
Item 2      Description of Properties                                         3
Item 3      Legal Proceedings                                                 3
Item 4      Submission of Matters to a Vote of Security Holders               3


PART II
-------

Item 5      Market for Common Equity and Related Stockholder Matters          4
Item 6      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      4
Item 7      Financial Statements                                              8
Item 8      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           23


PART III
--------

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                24
Item 10     Executive Compensation                                           26
Item 11     Security Ownership of Certain Beneficial Owners and Management   26
Item 12     Certain Relationships and Related Transactions                   26
Item 13     Exhibits and Reports on Form 8-K                                 27

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  General Development of Business
     -------------------------------

Industrial Training Corporation (the "Company" or "ITC") was incorporated under the laws of the State of Maryland on January 28, 1977. ITC develops, markets and sells training materials in many media; however, the overwhelming majority of the Company's products are delivered in multimedia platforms. ITC's multimedia training courseware combines full-motion video, audio, animation, graphics and text into a single training presentation.

During 1995, the Company concentrated its efforts on expanding product platforms and development efforts and increasing distribution capabilities. The majority of the company's product development efforts focused on improving ITC's core multimedia training products, including converting its existing analog laserdisc training programs into the digital CD-ROM format. The conversion, which is scheduled to be completed in early 1996, is expected to provide ITC's customers with a wide range of products in multiple formats. In addition to its internal program development activities, on February 17, 1995, the Company acquired all the rights, title and ownership interests in the INVOLVE(R) Instrumentation series. With this acquisition, INVOLVE(R) became the fifth learning library available under the ITC Activ(R) trademark.

On July 28, 1995, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC) for a public offering of 1,207,500 shares (including an over-allotment option) of its common stock ("the Offering"). The Offering included 175,000 shares sold by ITC shareholders. The registration statement was declared effective by the SEC on September 28, 1995. On October 4, 1995, the Offering was completed and the Company's stock was sold at $9.75 per share. The over-allotment option which was exercised on November 10, 1995 resulted in the sale of an additional 157,500 shares of the Company's common stock. In aggregate, the net proceeds to the Company from the Offering amounted to $9,048,000. A portion of the net proceeds, $1,763,000, was immediately used to reduce the Company's long-term borrowings. The balance of the net proceeds will be used to fund the conversion of the Company's existing analog courseware training products into the digital CD-ROM format, fund the Company's efforts to broaden and expand its training products by acquiring companies or products, and for general working capital and corporate purposes.

On November 3, 1995, Activ Training, Ltd., a wholly owned subsidiary of the Company, was incorporated as a private limited company of England and Wales. Activ Training, Ltd. was created in order to expand the Company's sales, marketing and distribution activities within the international marketplace. Activ Training, Ltd. is headquartered in London, England.

(b)  Narrative Description of Business
     ---------------------------------

ITC is a full-service training company specializing in the development, production, marketing and sale of off-the-shelf training courseware for corporate, educational and governmental organizations. ITC courseware uses the power of full-motion video as a learning tool on a PC platform. These courses combine high quality video and sound with the PC's capability for graphics and automatic recordkeeping. Standard multimedia platforms for ITC products include both laserdisc and CD-ROM. The Company's CD-ROM products are primarily delivered using the MPEG digital video format. However, at various times the Company has also used both the DVI and INDEO(R) digital video formats to deliver its courseware. The majority of the Company's multimedia products are sold under the

Company's registered trademark Activ(R). These products are focused in five primary areas, as represented by the five Activ(R) Learning Libraries: the "Activ(R) PC Skills Learning Library," the "Activ(R) Regulatory Training Learning Library," the "Activ(R) Basic Skills Learning Library," the "Activ(R) Technical Skills Learning Library," and the "Activ(R) INVOLVE(R) Instrumentation Learning Library."

Distribution of the Company's products is managed through a number of channels. Primarily, the Company employs a direct salesforce which is responsible for sales of the Company's multimedia training products throughout North America, with the exception of those territories which have been sold to ComSkill Learning Center (ComSkill) franchises as exclusive territories for distribution of the "Activ(R) PC Skills Learning Library." ComSkill franchisees in turn employ sales persons to market and sell ITC's "PC Skills" products throughout their protected territories. In certain other U.S. markets, the Company also uses dealers to distribute its courseware products. In foreign markets other than Canada and the United Kingdom, the Company markets its products primarily through dealers and distributors.

All of the Company's training programs are proprietary and as a result they are all protected by copyright. The Company's libraries of marketable off-the-shelf products include in excess of 200 Activ(R) training programs, all of which were produced by the Company. Certain of the Company's "Basic Skills" and "Technical Skills" products are owned by limited partnerships in which the Company acts as a general partner and, in some cases, the Company participates as a limited partner.

In addition to selling multimedia training courseware, the Company sells related hardware products. The Company uses many IBM compatible hardware systems for the delivery of its products. In addition to being an authorized IBM Industry Remarketer and a Value Added Reseller, the Company utilizes the products of Compaq, Hewlett Packard, Gateway 2000 and other computer hardware manufacturers. Such hardware is integrated with ITC's Activ(R) courseware to provide a full-service solution to the training needs of ITC's clients.

All materials used in the Company's products are available from numerous sources of supply. The Company does not foresee any shortage of such materials. Further, ITC does not believe that the loss of any single supplier would have a material adverse effect on the Company taken as a whole.

There are many companies engaged in the business of providing training and instructional materials using various media. These companies include providers of traditional instructor-led training, multimedia developers and sellers, textbook publishers, and others, all of which compete for available training funds. At present, there are several providers of interactive multimedia training products and management believes that the number of companies providing multimedia training products will continue to increase in the future. Some of these companies are larger and have greater resources than ITC, while others offer only specialized training materials. Considering all five of the Company's "Learning Libraries" and the current conversion of the majority of the Company's analog-based training products to the digital CD-ROM platform, management believes that ITC offers the most broad array of multimedia training products and services available.

At December 31, 1995, the Company and its subsidiaries employed a total of 83 people, all of whom are full-time. This represents an increase of 8 employees relative to December 31, 1994. The Company utilizes free-lance and temporary personnel who are familiar with ITC's development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently occupies 28,431 square feet of office, warehouse and production space in a commercial building located at 13515 Dulles Technology Drive, Herndon, Virginia. This lease will expire in June of 1999. Prior to February 1, 1996, the Company occupied approximately 6,450 square feet of office space in a commercial building located at One Buckhead Plaza, Suite 1500, 3060 Peachtree Road, Atlanta, Georgia. This lease expired in January of 1996. Effective February 1, 1996, the Company occupies 3,405 square feet of office space in a commercial building located at 2000 RiverEdge Parkway, Atlanta, Georgia. This lease will expire in January of 2001, and effectively replaces the Peachtree Road office space. The Company also leases 950 square feet of office space in a commercial building located at 2 Milliston Road, Suite 1C, Millis, Massachusetts. This lease expires in March of 1996. All facilities are in good condition and are adequate for the Company's use.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matters to a vote of security holders since the May 1995 Annual Meeting.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information
     ------------------

The Company's Common Stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ), National Market System (NMS).

The following table states the high and low quotation information by quarter for the Company's Common Stock based on actual trading, as reported by NASDAQ/NMS.


                                            High    Low
                                           ------  -----
                     1st    Quarter, 1994   5 1/4    4
                     2nd    Quarter, 1994   4 1/2  3 5/8
                     3rd    Quarter, 1994   8 1/2  3 5/8
                     4th    Quarter, 1994   8 1/2  7 1/4
                     1st    Quarter, 1995  10 1/2  6 1/4
                     2nd    Quarter, 1995  10 1/2    8
                     3rd    Quarter, 1995  11 1/4  9 5/8
                     4th    Quarter, 1995    11    8 3/4

(b)  Holders
     -------

As of December 31, 1995, there were 1,029 holders of record of the Company's Common Stock, the Company's only class of stock.

(c)  Dividends
     ---------

Shareholders of the Company's Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
--------

During 1995, revenues for ITC totaled $22,769,000 as compared to $22,337,000 achieved during fiscal 1994, representing a $432,000, or 2% increase. Revenues were positively impacted by an 18% increase in the sales of ITC's off-the-shelf ACTIV(R) courseware. At the same time however, revenues were negatively impacted by several factors. These factors include reduced revenues from custom courseware and consulting services, franchise fees and royalties, linear products, and sales of multimedia hardware related products.

Revenues from the Company's courseware products totaled $18,496,000, an increase of $512,000 or 3% over 1994 levels. The Company's courseware product sales include off-the-shelf courseware, custom courseware and consulting services, fees and royalties and linear training products.

Revenues from off-the-shelf courseware products totaled $16,307,000 for the year as compared to $13,784,000 achieved during fiscal 1994, an increase of $2,523,000 (18%). The increase in off-the-shelf courseware sales resulted from several factors, including: increased efforts used to market its core products, a development schedule that resulted in the release of 85 new training courses including converted products, and the Company's continued efforts to increase additional third-party distribution channels. Furthermore, the Company believes that significant increases in the acceptance of multimedia training tools has fueled the growth in revenues of its core products.

Consistent with 1994, revenues from custom courseware and consulting services declined as a result of the Company's continued decision to de-emphasize custom courseware sales during 1995 and 1994. Revenues from custom courseware and consulting services totaled $1,003,000, representing a $1,384,000 decrease as compared to fiscal 1994. During the first quarter of 1996, the Company organized a new multimedia services division and expects to emphasize service related activities such as implementation support, hardware and network integration, and instructional design.

Fees and royalties from the Company's franchise network, ComSkill Learning Centers, Inc. (ComSkill) totaled $464,000 as compared to $565,000 achieved during 1994. The decrease of $101,000 or 18% was primarily due to lower than anticipated sales volume generated by the franchise network, resulting in lower royalty income to the Company and a decline in the number of franchises sold during 1995 as compared to 1994. During the year, the Company concentrated its efforts on enhancing the performance of the existing franchise network as opposed to selling additional territories, although such efforts did not result in increased performance. Furthermore, during December of 1995, the Company terminated the Indianapolis, Indiana and Chicago, Illinois franchise agreements at a cost of $72,000. These territories had been sold during 1993 and 1994, respectively.

Sales of the Company's linear training products, marketed under the label USA Training, totaled $722,000, a decrease of $526,000 or 42% over 1994 amounts. The decline in sales of these products is consistent with industry trends and the Company's strategy to de-emphasize these products.

Sales of the Company's hardware systems totaled $4,273,000 during 1995, as compared to $4,353,000 during 1994, representing a decrease of 2%. The decrease in hardware sales reflects the standardization of hardware requirements due to the emergence of digital CD-ROM technology. The resulting impact was a reduction in unit prices and, unlike the situation with laserdisc systems, availability of required hardware through multiple channels, resulting in increased competition to ITC.

INCOME BEFORE PROVISION FOR INCOME TAXES
----------------------------------------

Income before provision for income taxes totaled $2,555,000 in 1995. This represents an increase of $590,000 or 30% over the corresponding result of $1,965,000 achieved for fiscal 1994. The significant increase in earnings before taxes in 1995 has resulted from several factors including the increase in sales of the Company's off-the-shelf training products, the reduction in royalty expense due to the Company's purchase of the involve/(R)/ series, and the positive impact of net interest income resulting from the reduction in debt and investment of net proceeds following the Company's public offering.

Cost of sales represented 57% and 61% of total revenues for the years ended 1995 and 1994, respectively. The decrease in cost of sales on a comparative basis is principally attributable to a higher percentage of sales from off-the-shelf courseware products which typically carry higher margins, and the increased level of sales from products owned solely by the Company. Company owned product sales accounted for 86% and 72% of total off-the-shelf multimedia courseware sales in 1995 and 1994, respectively. The substantial increase in sales of Company owned products was due primarily to the acquisition of the involve/(R)/ series during the first quarter of 1995.

Selling, general and administrative expenses totaled $7,531,000 in 1995, an increase of $838,000 or 13% over the corresponding period of 1994. Significant portions of the increase, $258,000 and $169,000, resulted from increased marketing related activities and higher depreciation expense, respectively. Furthermore, the Company expanded its capabilities for customer support by providing additional staffing and resources in the customer assurance department. This expansion is directly related to the Company's expanding customer and product base.

TAXES
-----

As a result of the Company's available tax loss carryforwards, the Company has historically paid a minimal amount of income taxes. However, as a result of the Company's increasing level of profitability, combined with the restrictions on the utilization of certain of the Company's net operating losses, the Company began to pay a larger amount of income taxes beginning in the second quarter of 1995. These increased levels of tax payments are expected to continue, provided the Company continues to have profitable results.

NET INCOME
----------

Net income for 1995 totaled $1,507,000 or $.54 per share as compared to $1,160,000 or $.48 per share achieved in 1994. This represented increases of $347,000 (30%) and $.06 per share (13%) respectively.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1995 was $13,274,000 as compared to $4,095,000 at December 31, 1994, an increase of $9,179,000. The substantial increase in working capital resulted primarily from the public offering of 1,207,500 shares of the Company's common stock during the third quarter of 1995, of which 1,032,500 shares were sold by the Company. In total, the offering generated net proceeds to the Company of $9,048,000.

For the year ended December 31, 1995, the Company's cash position increased to $10,349,000 from $440,000 at December 31, 1994, an increase of $9,909,000.
During 1995, cash flow generated from operations totaled $6,132,000, resulting primarily from increased profitability and a significant decrease in accounts receivable which was partially offset by decreases in accounts payable and accrued expenses. The Company invested a total of $4,636,000 in 1995 for the development of new programs, the purchase of the INVOLVE(R) Series (described below), and certain other capital expenditures.

On February 17, 1995, ITC purchased all rights, title and all other ownership interests in the 51 videodiscs in the INVOLVE(R) Series ("INVOLVE(R)"). The aggregate purchase price for this transaction was approximately $1,590,000. The purchase price included the forgiveness of a receivable from ISA of approximately $90,000 and approximately $180,000 of INVOLVE(R) inventory. The Company borrowed $1,320,000 to finance the acquisition of the INVOLVE(R) Series.

Due to the Company's strong operating performance during 1995 and the net proceeds received from the public offering, the Company was also able to reduce borrowings under the Company's line-of-credit and term loans of $80,000 and $2,135,000, respectively. The amount of net proceeds from the offering which were used to reduce its borrowings under two separate term loans was $1,763,000. During 1995, the Company's borrowing capacity, under the terms and conditions of its line-of-credit, was increased to $2,500,000. At December 31, 1995, there are no amounts outstanding pursuant to the line-of-credit agreement.

Management believes that cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital and other financing requirements for 1996.

ITEM 7.  FINANCIAL STATEMENTS

           INDEX                                                  PAGE NO.
--------------------------------------------------------------------------------
Report of Independent Auditors                                       9

Consolidated Statements of Income for the Years Ended
December 31, 1995 and 1994                                          10

Consolidated Balance Sheets as of December 31, 1995 and 1994     11-12

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1995 and 1994                                    13

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995 and 1994                                          14

Notes to Consolidated Financial Statements                          15

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Board of Directors and Stockholders
Industrial Training Corporation

We have audited the accompanying consolidated balance sheets of Industrial Training Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Training Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Vienna, Virginia                                            Ernst & Young LLP
February 16, 1996

                        INDUSTRIAL TRAINING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                    Years ended December 31, 1995 and 1994

                                                     1995          1994
                                                     ----          ----
Revenues, net:
   Courseware                                    $18,495,997   $17,983,796
   Hardware                                        4,272,667     4,353,219
                                                 -----------   -----------
      Total revenues, net (note 3)                22,768,664    22,337,015

Cost of sales:
   Courseware                                      8,772,664     9,440,595
   Hardware                                        4,098,232     4,187,960
                                                 -----------   -----------
      Total cost of sales                         12,870,896    13,628,555
                                                 -----------   -----------
Gross Margin                                       9,897,768     8,708,460

Selling, general and administrative expenses       7,530,771     6,693,221
Equity in earnings of affiliates                    (145,768)     (136,012)
                                                 -----------   -----------

Income before interest and provision for
   income taxes                                    2,512,765     2,151,251

Interest (income) expense, net                       (42,343)      186,194
                                                 -----------   -----------

Income before provision for income taxes           2,555,108     1,965,057

Income tax expense (note 8)                        1,048,000       805,000
                                                 -----------   -----------

Net income                                       $ 1,507,108   $ 1,160,057
                                                 ===========   ===========

Net income per common share (note 1)                    $.54          $.48
                                                 ===========   ===========

Weighted average number of shares outstanding      2,793,958     2,427,707
                                                 ===========   ===========


                            See accompanying Notes.

                        INDUSTRIAL TRAINING CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                          December 31, 1995 and 1994


                                    ASSETS

                                                       1995          1994
                                                       ----          ----
Current assets:
   Cash and cash equivalents                       $10,348,762   $   439,923
   Accounts receivable, net (notes 2, 5 and 6)       4,802,054     7,293,477
   Due from affiliates (note 3)                         18,842        86,111
   Inventories, net of reserve of $93,400
       at December 31, 1995 and 1994                   871,072     1,203,876
   Prepaid expenses                                    253,061       118,446
                                                   -----------   -----------
       Total current assets                         16,293,791     9,141,833


Property and equipment (note 6):
   Video and computer equipment                      3,221,982     2,510,841
   Furniture and fixtures                            1,037,404     1,032,563
   Leasehold improvements                               93,106        89,106
                                                   -----------   -----------
                                                     4,352,492     3,632,510
   Less accumulated depreciation and amortization   (3,036,918)   (2,507,393)
                                                   -----------   -----------
       Net property and equipment                    1,315,574     1,125,117


Deferred program development costs, net
   of accumulated amortization of $5,203,491 and
   $3,006,689 at December 31, 1995 and 1994,
   respectively                                      5,941,079     4,358,315
Goodwill, net of accumulated amortization of
   $346,111 and $206,284 at December 31, 1995
   and 1994, respectively                            1,961,299     2,185,126
Investments in affiliates (note 3)                     231,315       245,887
Other                                                   31,089        73,769
                                                   -----------   -----------
       Total assets                                $25,774,147   $17,130,047
                                                   ===========   ===========


                            See accompanying notes.

                        INDUSTRIAL TRAINING CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                          December 31, 1995 and 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1995            1994
                                                                 ----            ----
Current liabilities:
   Line of credit (note 5)                                 $          --   $      80,000
   Current installments of long-term debt (note 6)               117,175         328,637
   Accounts payable                                            1,621,543       2,112,271
   Due to affiliates (note 3)                                    261,230         419,895
   Accrued compensation and benefits                             594,796         942,215
   Other accrued expenses                                        319,798       1,164,219
   Income taxes payable                                          105,000              --
                                                           -------------   -------------
       Total current liabilities                               3,019,542       5,047,237


Deferred lease obligations                                       102,964         119,316
Deferred income taxes (note 8)                                 1,608,522       1,136,522
Long-term debt  (note 6)                                         130,745         772,826
                                                           -------------   -------------
       Total liabilities                                       4,861,773       7,075,901


Commitments (note 9)

Stockholders' equity (notes 7 and 10):
   Common stock, $.10 par value, 4,000,000 shares
     authorized; 3,556,424 and 2,448,824 shares
     issued and outstanding in 1995 and
     1994, respectively                                          355,643         244,883
   Additional paid-in capital                                 14,770,853       5,638,493
   Note receivable from ESOP                                    (250,177)       (358,177)
   Retained earnings                                           6,036,055       4,528,947
                                                           -------------   -------------
       Total stockholders' equity                             20,912,374      10,054,146
                                                           -------------   -------------
       Total liabilities and stockholders' equity          $  25,774,147   $  17,130,047
                                                           =============   =============


                           See accompanying notes.

                        INDUSTRIAL TRAINING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                    Years ended December 31, 1995 and 1994

                                           Common Stock        Additional                                     Total
                                      ----------------------
                                                                Paid-In     Note Receivable    Retained   Stockholders'
                                        Shares    Par Value     Capital        From ESOP       Earnings       Equity
                                        ------    ---------     -------        ---------       --------       ------
Balance at January 1, 1994            2,357,724    $235,773   $ 5,274,378         $(460,827)  $3,368,890    $ 8,418,214

Note payments                                 -           -             -           102,650            -        102,650

New shares issued:
  Stock issuance                        100,000      10,000       402,500                 -            -        412,500
  Stock options exercised                 5,700         570        17,955                 -            -         18,525
  Common stock issued to employees          400          40         2,160                 -            -          2,200
  Common stock acquired                 (15,000)     (1,500)      (58,500)                -            -        (60,000)

Net income                                    -           -             -                 -    1,160,057      1,160,057
                                      ---------    --------   -----------         ---------    ---------     ----------
Balance at December 31, 1994          2,448,824     244,883     5,638,493          (358,177)   4,528,947     10,054,146


Note payments                                 -           -             -           108,000            -        108,000

New shares issued:
  Stock issuance                      1,032,500     103,250     8,945,353                 -            -      9,048,603
  Stock options exercised                74,500       7,450       182,192                 -            -        189,642
  Common stock issued to employees          600          60         4,815                 -            -          4,875

Net income                                    -           -             -                 -    1,507,108      1,507,108

                                      ---------    --------   -----------         ---------    ---------     ----------
Balance at December 31, 1995          3,556,424    $355,643   $14,770,853         $(250,177)  $6,036,055    $20,912,374
                                      =========    ========   ===========         =========   ==========    ===========

                            See accompanying notes.

                        INDUSTRIAL TRAINING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                    Years ended December 31, 1995 and 1994

                                                               1995          1994
                                                               ----          ----
Cash flows from operating activities:
Net income                                                 $ 1,507,108   $ 1,160,057
Reconciling items:
   Provision for deferred taxes                                556,000       765,000
   Depreciation and amortization                             2,987,304     1,918,123
   Salespeople awards of common shares                           4,875         2,200
   (Decrease) increase in allowance for doubtful accounts      (90,667)       78,000
   Increase in reserve for inventory obsolescence                 --          10,000
   Loss on sale of property and equipment                       29,772          --
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable             2,582,090    (2,441,390)
      Decrease in inventories                                  332,804        74,061
      (Increase) decrease in prepaid expenses                 (134,615)       63,932
      (Decrease) increase in due to affiliates, net            (91,396)       61,731
      Decrease in other assets                                  42,680        24,846
      (Decrease) increase in accounts payable                 (490,728)      556,612
      (Decrease) increase in accrued expenses               (1,086,840)      959,286
      (Decrease) increase in deferred lease obligation         (16,352)        7,586
                                                           -----------   -----------
Net cash provided by operating activities                    6,132,035     3,240,044

Cash flows from investing activities:
   Deferred program development costs                       (3,779,566)   (1,543,128)
   Capital expenditures                                       (755,707)     (477,944)
   Investment in affiliates                                   (100,625)      (38,268)
                                                           -----------   -----------
Net cash used in investing activities                       (4,635,898)   (2,059,340)

Cash flows from financing activities:
   Repayments under line of credit                             (80,000)     (570,000)
   Proceeds from long-term debt                              1,320,000          --
   Principal payments under term loans                      (2,135,257)     (742,204)
   Payments under capital lease
      obligations, net of deferred interest                    (38,286)      (28,388)
   Issuance of common stock                                  9,238,245       431,025
   Acquisition of common stock                                    --         (60,000)
   Employee stock option note collections                      108,000       102,650
                                                           -----------   -----------
      Net cash provided by (used in)
          financing activities                               8,412,702      (866,917)
                                                           -----------   -----------

Net increase in cash                                         9,908,839       313,787

Cash and cash equivalents at beginning of year                 439,923       126,136
                                                           -----------   -----------
Cash and cash equivalents at end of year                   $10,348,762   $   439,923
                                                           ===========   ===========


                            See accompanying notes.

                        INDUSTRIAL TRAINING CORPORATION

                  Notes to Consolidated Financial Statements


                          December 31, 1995 and 1994

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

a)  Basis of Presentation
    ---------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ComSkill Learning Centers, Inc. ("ComSkill") and Activ Training, Ltd. Significant intercompany accounts and transactions have been eliminated in consolidation. ITC is a full-service training Company specializing in the development, production, marketing and sale of both off-the-shelf and custom multimedia training courseware for corporate, educational and governmental organizations. ITC's multimedia training courseware combines full-motion video, audio, animation, graphics and text into a single training presentation.

b)  Revenues and Cost
    -----------------

Revenues from courseware include both off-the-shelf and custom courseware sales and consulting service revenues. The Company recognizes revenues on off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements.

The Company recognizes revenues from initial franchise fees when franchise agreements have been fully executed, the Company has substantially fulfilled all of its obligations to the franchisee under the agreement, and the non-refundable franchise fee has been paid. During 1995 and 1994, the Company recognized $210,000 and $450,000 of revenue from initial franchise fees. Such amounts have been included in courseware revenues in the accompanying consolidated statements of income.

Although the Company conducts certain of its business in foreign markets, the Company mitigates its exposure to foreign currency risk by requiring payments in U.S. dollars.

c)  Deferred Program Development Costs
    ----------------------------------

Costs of developing and producing off-the-shelf courseware have been capitalized as deferred program development costs. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead. These capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related programs which range from 3 to 7 years. The net book value of the Company's deferred program development costs at

December 31, 1995 amount to $1,715,000, $915,000, $231,000, $1,997,000, and
$1,083,000 for the Activ(R) "PC Skills Learning Library," the Activ(R) "Regulatory Training Learning Library," the Activ(R) "Basic Skills Learning Library" the Activ(R) "Technical Skills Learning Library," and the Activ(R) "Involve Instrumentation Learning Library," respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product's prospects for future sales, and, if necessary, adjusts asset values to net realizable value. The related amortization expense is included in the cost of sales and amounts to approximately $2,197,000 and $1,325,000 in 1995 and 1994, respectively.


d)  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents include cash and other highly liquid investments having original maturities of less than three months.

e)  Inventories
    -----------

Inventories primarily consist of multimedia courseware and related computer hardware, and are stated at the lower of cost or market. Cost is determined using the average cost method.

f)  Property and Equipment
    ----------------------

Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets. Depreciation and leasehold amortization expense amounted to approximately $535,000 and $366,000 in 1995 and 1994, respectively.

g)  Investments in Affiliates
    -------------------------

Investments in affiliated joint ventures and limited partnerships are accounted for using the equity method and, accordingly, the initial cost of the investments are adjusted for the Company's proportionate share of joint venture and partnership undistributed earnings or losses.

h)  Income Taxes
    ------------

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs and net operating loss carryforwards.

i)  Net Income Per Common Share
    ---------------------------

Earnings per common share are based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents.

j)  Goodwill
    --------

The excess of purchase price over the fair value of net assets acquired related to an acquisition has been recorded as goodwill. Goodwill is being amortized using the straight-line method over an estimated useful life of fifteen years. Amortization expense for 1995 and 1994 amounted to approximately $140,000 and $166,000, respectively. During 1995 and 1994, the Company adjusted goodwill to reflect the utilization of the acquired tax benefits (see Note 8) and in 1994 to reflect adjustments to the value of net assets acquired. The net effect of these two adjustments was to decrease the amount of goodwill originally recorded by approximately $84,000 in 1995 and $27,000 in 1994. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of goodwill. Factors that management uses, among other things, to evaluate the continuing value of goodwill include sales from the acquired product lines, development of the related distribution network and the value of contracts and agreements that were in place at the date of the acquisition.

k)  Stock Option Plans
    ------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's December 31, 1996 financial statements. The adoption of SFAS No. 123 will require additional footnote disclosures regarding the Company's stock-based compensation, but will not impact the financial position or the results of operations of the Company.

l)  Use of Estimates
    ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period; actual results could differ from the estimates.

m)  Reclassifications
    -----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

2)  ACCOUNTS RECEIVABLE
    -------------------

Accounts receivable include the following at December 31:

                                            1995         1994
                                            ----         ----

Trade accounts receivable               $  4,619,145   $  7,245,294
Unbilled contract receivables                291,311        242,279
Less allowance for doubtful accounts        (190,047)      (280,714)
                                        ------------   ------------
    Trade accounts receivable, net         4,720,409      7,206,859
Other receivables                             81,645         86,618
                                        ------------   ------------
                                        $  4,802,054   $  7,293,477
                                        ============   ============

3)  INVESTMENTS IN AND DUE TO AFFILIATES
    ------------------------------------

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $2,103,000 and $2,453,000 in 1995 and 1994, respectively. Additionally, in connection with the development of new off-the-shelf partnership programs, the Company billed certain of the ITP partnerships approximately $52,000 and $51,000 in 1995 and 1994, respectively. Amounts earned but not billed to the ITC partnerships totaling $256,000 are included in unbilled receivables at December 31, 1995.

4)  LEASES
    ------

The Company has several noncancelable operating leases, primarily for office space and transportation equipment, that expire over the next five years and include purchase or renewal options at fair value at the time of renewal.

Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are as follows:

         Year ending December 31:
         ------------------------
                     1996                                     $  438,000
                     1997                                        384,000
                     1998                                        381,000
                     1999                                        220,000
               2000 and beyond                                   116,000
                                                              ----------
Total future minimum lease payments                           $1,539,000
                                                              ==========

Rental expenses for operating leases for the years ended December 31, 1995 and 1994 were approximately $532,000 and $489,000, respectively.

5)  LINE OF CREDIT
    --------------

At December 31, 1995, the Company had no amounts outstanding relating to its $2,500,000 revolving bank line of credit, which bears interest at prime plus 1/2% (9.0% at December 31, 1995). Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

The loan agreement includes certain covenants which limit borrowings and the ability to merge or dispose of assets, and requires the maintenance of minimum working capital and tangible net worth ratios.

6)  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 31:        1995         1994
                                                                ----         ----
Prime plus 1% (9.5% at December 31, 1995) note payable     $      -     $   705,000
   to financial institution due in monthly installments
   of $15,000 plus interest through November 1998;
   repaid in October of 1995.

8.0% note payable to financial institution due in              247,920      358,177
   monthly
   principal and interest installments of
   $11,278 through December 1997, collateralized
   by the assignment of interest in the shares of
   the Company's common stock held by the ESOP,
   accounts receivable, inventory and property and
   equipment.

Capital lease obligation                                          -          38,286
                                                           -----------  -----------

   Total long-term debt                                        247,920    1,101,463
      Less current installments                               (117,175)    (328,637)
                                                           -----------  -----------
   Long-term debt, excluding current installments          $   130,745  $   772,826
                                                           ===========  ===========

Interest paid on all debt amounted to approximately $154,000 and $191,000 in 1995 and 1994, respectively.

7)  STOCK OPTIONS AND STOCK WARRANTS
    --------------------------------

At December 31, 1995, the Company had outstanding options to purchase common stock under three separate incentive stock option plans. Two of these plans, the 1992 Director Incentive Stock Option Plan and the 1992 Key Employee Incentive Stock Option Plan have effectively replaced the Company's 1982 Incentive Stock Option Plan. Options granted under the 1992 Director Incentive Stock Option Plan are non-qualified. From time to time, the Company also has granted other non-qualified options to certain individuals. The Company also has outstanding 14,572 warrants to purchase common stock. These warrants are exercisable at $3.50 and expire in 1998.

The following table summarizes option activity:

                                    NON-QUALIFIED OPTIONS         QUALIFIED OPTIONS
                                    ---------------------         -----------------
                                     No. of       Exercise      No. of       Exercise
                                     Options       Price        Options        Price
                                     -------       -----        -------        -----
Outstanding at January 1, 1994       31,400     $2.125-5.00     150,500     $1.994-6.75
Granted                              30,000                      30,000
Canceled or expired                 (10,400)                       (300)
Exercised                              --                        (5,700)
                                   --------                    --------
Outstanding at December 31, 1994     51,000     $2.125-7.50     174,500     $1.994-6.75
Granted                              75,000                      20,000
Canceled or expired                    --                        (2,000)
Exercised                            (9,000)                    (65,500)
                                   --------                    --------
Outstanding at December 31, 1995    117,000     $2.875-7.50     127,000    $2.875-10.05
                                   ========

==========================================
Exercisable at December 31, 1995     87,000     $2.875-6.50      65,000     $2.875-6.50
                                   ========                    ========

Qualified options outstanding under the Company's stock option plans expire as follows: 26,000 options in 1996, 3,000 in 1997, and 98,000 in 1998 through
2002. There are 500 options available for additional grants. Outstanding non-qualified options expire as follows: 6,000 options in 1996 and 111,000 between 1999 and 2001. There are 29,000 options available for additional grants.

8)  INCOME TAXES
    ------------

The components of income tax expense are as follows:

                                                 1995             1994
                                                 ----             ----
               Current:
                     Federal                 $   438,500     $     30,000
                     State                        53,500           10,000
                                             -----------     ------------
                                                 492,000           40,000


               Deferred:
                     Federal                     477,500          659,300
                     State                        78,500          105,700
                                             -----------     ------------
                                                 556,000          765,000
                                             -----------     ------------
                                             $ 1,048,000     $    805,000
                                             ===========     ============

The difference between income tax expense and the amount determined by applying the federal statutory rate is as follows:

                                                                  1995            1994
                                                                  ----            ----
          Federal statutory rate                             $    869,000   $    668,000
          State income taxes, net of federal benefit               87,000         75,500
          Amortization of goodwill                                 52,000         62,000
          Benefit of graduated tax rates                             -           (12,000)
          Other                                                    40,000         11,500
                                                             ------------   ------------
                                                             $  1,048,000   $    805,000
                                                             ============   ============

The following temporary differences give rise to the provision for deferred taxes at December 31:

                                                                  1995            1994
                                                                  ----            ----
          Deferred program development costs                 $    286,000   $     74,500
          Depreciation                                            (19,000)        16,000
          Allowance for doubtful accounts                          34,000        (29,000)
          Inventory reserves                                         -            (9,000)
          Net operating loss and tax credit carryforwards         222,000        630,500
          Accrued compensation                                      4,000         67,500
          Other                                                    29,000         14,500
                                                             ------------   ------------
                                                             $    556,000   $    765,000
                                                             ============   ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below.

                                                                  1995            1994
                                                                  ----            ----
Deferred tax assets:
   Allowance for doubtful accounts                           $    71,000    $   104,500
   Inventory reserves                                             41,000         41,500
   Accrued compensation                                           28,000         31,500
   Net operating loss carryforwards                              473,000        563,000
   Alternative minimum tax and investment tax
      credit carryforwards                                          -            65,000
   Deferred lease obligation                                      39,000         44,500
   Difference in depreciation                                     17,000         68,000
   Other                                                          16,478         16,478
                                                             -----------    -----------
      Total deferred tax assets                                  685,478        934,478
   Less valuation allowance                                     (421,000)      (505,000)
                                                             -----------    -----------
      Net deferred tax assets                                    264,478        429,478
                                                             -----------    -----------
Deferred tax liabilities:
   Product development costs, capitalized                     (1,873,000)    (1,566,000)
                                                             -----------    -----------
      Total gross deferred tax liabilities                    (1,873,000)    (1,566,000)
                                                             -----------    -----------
   Net deferred tax liabilities                              $(1,608,522)  $(1,136,522)
                                                             ===========   ===========

For the years ended December 31, 1995 and 1994, the Company utilized $370,000 and $1,550,000 respectively, of available net operating loss carryforwards. At December 31, 1995, the Company had no net operating loss carryforwards available for income tax purposes, other than the prior net operating losses acquired, which are discussed below.

As a result of an acquisition, the Company has available approximately $1,260,000 of additional net operating loss carryforwards that expire at varying dates through 2007. Pursuant to Section 382 of the Internal Revenue Code (the "Code"), the utilization of the net operating loss is limited to approximately $245,000 per year. During 1995, the Company utilized an aggregate of $225,000 of the acquired net operating loss carryforwards to offset taxable income. As a result, deferred taxes have been reduced by approximately $84,000. Due to the limitation on uses and other uncertainties relating to the utilization of the remaining tax benefit of these deductions, a valuation allowance has been recorded to substantially offset the net deferred tax asset related to the acquisition.

The Company paid federal and state income taxes of $466,000 and $8,000 in 1995 and 1994 respectively.

9) COMMITMENTS
   -----------

The Company has entered into separate employment agreements with two of its officers which are subject to termination upon death (with $5,000 death benefit) or disability (as defined) or upon sixty days' notice by the Company (with 34 months of severance pay except where the Company is liquidating). In addition to basic salary, each of these officers is eligible to receive salary increases, bonuses, stock option grants, pension and profit-sharing arrangements, and other employee benefits which may from time to time be awarded or made available. If these officers resign, they must give the Company 12 months notice during which they continue to receive salary. The contracts also provide certain payments for other benefits. During October 1995, one of the officers gave notice of his resignation in accordance with the terms of the employment agreement. He will remain as an officer of the Company until October 1996.

10)  STOCKHOLDERS' EQUITY
     --------------------

During 1995, the Company completed a public offering of 1,207,500 shares of its common stock including 175,000 shares being sold by certain Company shareholders. The net proceeds to the Company from the offering amounted to $9,048,000 (net of underwriters' commissions and approximately $314,000 of expenses paid directly by the Company). The Company used $1,763,000 of the net proceeds to reduce its long-term borrowing under two separate term loans. The Company intends to use the remaining net proceeds received from the offering to finance product development efforts, increase marketing efforts, finance potential acquisitions of compatible businesses, products or technologies, or for other working capital purposes.

During 1994, the Company hired a new President for its franchise operations. At the date of hire, this executive executed a subscription agreement to purchase 100,000 shares of the Company's common stock at $4.125 per share, the fair market value of the Company's common stock on the effective date of the subscription agreement. As a result, during 1994, the Company issued 100,000 shares of Common Stock to the executive for an aggregate purchase price of $412,500.

The Company instituted an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of substantially all employees effective January 1, 1992. To establish the plan, ITC entered into a loan agreement with a bank and borrowed $637,500 for the purchase of 200,000 shares of ITC common stock from DynCorp. ITC pledged this stock to the bank to collateralize the loan. The provisions of the ESOP require that, on an annual basis, the greater of 33,334 shares or the amount of shares equal to five percent of total compensation of eligible employees be allocated to employee accounts. Each participant then receives shares based on their relative annual compensation. The Company recognizes contribution expense which was $106,000 and $108,000 for 1995 and 1994, respectively, based on the cost of shares allocated for the period and any interest expense incurred. Contributions to the ESOP amounted to approximately $135,000 in both 1995 and 1994, including approximately $25,000 and $32,000 of interest in 1995 and 1994, respectively. The fair market value of the 66,666 unearned shares at December 31, 1995 amounted to approximately $583,000.

11)  EMPLOYEE 401(K) PLAN
     --------------------

On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. During 1995, the Company made a $30,000 contribution to the 401(k) Plan. No contribution had been made by the Company prior to 1995.

12)  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

Financial data for the interim periods of 1995 and 1994 were as follows (amounts in thousands except per share amounts):

                                                      NET
                     Net       Gross      Net        Income
                   Revenue     Margin    Income    Per Share
1994 Quarters
   First         $  4,168    $  1,759  $    111    $   .05
   Second           5,266       2,090       290        .12
   Third            5,497       2,009       262        .11
   Fourth           7,406       2,850       497        .20
                 --------    --------  --------   --------

       Total     $ 22,337    $  8,708  $  1,160   $    .48
                 ========    ========  ========   ========

1995 Quarters
   First         $  4,970    $  2,177  $    265   $    .10
   Second           6,286       2,626       461        .18
   Third            6,038       2,533       464        .18
   Fourth           5,475       2,562       317        .08

                 --------    --------  --------   --------
       TOTAL     $ 22,769    $  9,898  $  1,507   $    .54
                 ========    ========  ========   ========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

NONE
----

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Identification of Directors
     ---------------------------

         Name            Age  Year First Elected  Year of Expiration
         ----            ---  ------------------  ------------------
Daniel R. Bannister       65         1988               1996

Thomas M. Balderston      39         1993               1997

Philip J. Facchina        34         1995               1996

Steven L. Roden           45         1993               1997

John D. Sanders           57         1977               1998

Richard E. Thomas         69         1982               1998

James H. Walton           62         1977               1997
Chairman of the Board

(b)  Identification of Executive Officers
     ------------------------------------

       Name                             Age     Year First Served As Officer
       ----                             ---     ----------------------------
Elaine H. Babcock                       39                 1984
Senior Vice President

Frank A. Carchedi                       38                 1995
Vice President, Treasurer and
Chief Financial Officer

Philip J. Facchina                      34                 1992
President and Chief Operating Officer

Anne J. Fletcher                        33                 1995
Secretary

Gerald H. Kaiz                          57                 1977
Executive Vice President

Steven L. Roden                         45                 1993
Executive Vice President

Elizabeth E. Tomaszewicz                49                 1994
Vice President

Robert VanStry                          45                 1983
Vice President

James H. Walton                         62                 1977
Chief Executive Officer

(c)  Business Experience
     -------------------

ELAINE H. BABCOCK is Senior Vice President of ITC. Ms. Babcock is currently responsible for the Company's newly formed Multimedia Services division. During 1995, Ms. Babcock was responsible for all distribution of off-the-shelf product sales of the Company and its affiliates in North America, with the exception of sales through the ComSkill franchise network. Prior to January 1994, Ms. Babcock used her sales and management expertise to build ITC's Custom Services Department. Ms. Babcock joined the Company in 1978 as a Video Production Specialist with a Communications degree from the University of Maryland.

THOMAS M. BALDERSTON, a director since 1993, has been a partner of TDH, a venture capital fund group, 1985 to present. He is also Director of Actronics, Inc., Lifecore, Inc., and Pocono Springs Company. Prior to TDH, he was Assistant Vice President of Middle Market Lending for the Bank of Boston. Mr. Balderston holds an M.B.A. from the Anderson School of Management at UCLA and a B.A. from Williams College.

DANIEL R. BANNISTER, a Director since 1988, has been President and Chief Executive Officer of DynCorp, a leading professional and technical services firm, since 1985. He was Executive Vice President and Senior Vice President of its Technical Services Group from 1983 to 1984.

FRANK A. CARCHEDI is Vice President, Treasurer and Chief Financial Officer of ITC. Prior to joining ITC in November of 1995, Mr. Carchedi was a consultant in the Merger and Acquisition group of Ernst & Young LLP. Mr. Carchedi was with Ernst & Young LLP for over 10 years, prior to which he held several other positions in private industry and public accounting. Mr. Carchedi holds a B.S. in Accounting from Wake Forest University and is a C.P.A.

PHILIP J. FACCHINA is President and Chief Operating Officer of ITC. Prior to being named President and COO in October 1995, Mr. Facchina served as Vice President, Treasurer and Chief Financial Officer of ITC from October 1992 to October 1995. Prior to joining ITC in October 1992, Mr. Facchina served as Treasurer and Chief Financial Officer of Facchina Construction Company, Inc. Prior to then, Mr. Facchina served as Vice President of Finance and Administration for E. C. Ernst, Inc. and Assistant Treasurer and Secretary for The Philadelphia Bourse, Inc. Mr. Facchina holds an M.B.A. from the University of Pennsylvania's Wharton Business School and a B.S. in Accounting from the University of Maryland.

ANNE J. FLETCHER is Secretary of ITC. Ms. Fletcher joined ITC in December 1994 as the Company's General Counsel. Prior to joining ITC, she was engaged in the private practice of law for six years in Fairfax, Virginia. Ms. Fletcher received her J.D. from George Mason University School of Law and a B.A. from the State University of New York, College at Oswego.

GERALD H. KAIZ serves as Executive Vice President of ITC. Mr. Kaiz, a former director, has been an officer of ITC since 1977. Prior to the founding of ITC, Mr. Kaiz was Manager of Training Consulting for NUS Corporation, an engineering and consulting firm (1967-1977). Mr. Kaiz holds a B.S. degree in Physics and an M.S. degree in Nuclear Engineering from the Massachusetts Institute of Technology.

STEVEN L. RODEN is Chief Executive Officer of ComSkill, Executive Vice President of ITC and Managing Director of Activ Training Ltd. Mr. Roden served as President and Chief Executive Officer of Comsell from 1987 until its liquidation into ITC in January 1995. Prior to Comsell, he was President of Digital Controls Video, Inc., Vice President of Coloney, Inc., and Vice President of First Florida

Bank Corp. Mr. Roden holds an M.B.A. in Finance and Marketing and a B.S. from Florida State University.

JOHN D. SANDERS, a Director since 1977, is Chairman of Tech News Inc., publishers of Washington Technology newspaper. He is also a registered representative (inactive) with Wachtel & Co., Inc., an investment banking firm, a position held since 1968. Mr. Sanders is a member of the Boards of Directors of: Daedalus Enterprises, Inc., an electronics specialty consultant; and Information Analysis, Inc., a supplier of computer software services. He holds a B.E.E. from the University of Louisville, Kentucky, and an M.S. and Ph.D. in Electrical Engineering from Carnegie-Mellon University.

RICHARD E. THOMAS, a Director since 1982, has been President of COMSAT RSI since 1994. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc. (RSI), a communications systems manufacturer, from 1978 until 1994, at which time RSI was merged into COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President, Operations in 1966.

ELIZABETH E. TOMASZEWICZ is a Vice President of ITC and President of ComSkill. Prior to joining the Company, Ms. Tomaszewicz served as Senior Vice President of Sales and Marketing of TRO Learning, Inc. ("TRO"), 1989 to 1993. Prior to TRO, she served as Executive Vice President, Marketing and Field Operations of Applied Learning International, Inc. Ms. Tomaszewicz holds a B.S. from the University of Massachusetts.

ROBERT F. VANSTRY is a Vice President of ITC. Currently, Mr. VanStry is in charge of all of ITC's product and technology development. Mr. VanStry joined the Company in May 1978 as Senior Training Associate and subsequently fulfilled the responsibilities of Manager of Engineering Projects, Manager of Project Development, and Vice President of Training Services.

JAMES H. WALTON is Chairman of the Board and Chief Executive Officer of ITC.
Mr. Walton has been a Director and officer of ITC since 1977. Prior to the founding of ITC in 1977, he was responsible for audiovisual production at NUS Corporation, an engineering and consulting firm (1973-1977). Mr. Walton holds a B.S. and M.A. from the University of Nebraska.

ITEM 10.  EXECUTIVE COMPENSATION

The information contained on pages 6, 7 and 8 of ITC's Proxy Statement dated March 11, 1996, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained on pages 2 and 3 of ITC's Proxy Statement dated March 11, 1996, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 9 of ITC's Proxy Statement dated March 11, 1996, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following are filed as part of this Form 10-KSB:
     ----------------------------------------------------

     1. Financial Statements:  See Part II, Item 7.
     2. Exhibits: See exhibit index, which index is incorporated herein by reference.

(b)  Reports on Form 8-K:
     --------------------

The Company did not file any reports on Form 8-K during 1995.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
          (Registrant)


BY          /s/James H. Walton                    DATE   March 15, 1996
     ---------------------------------                 -------------------------
     James H. Walton, Chairman of the
     Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY          /s/Philip J. Facchina                 DATE   March 15, 1996
     ---------------------------------                 -------------------------
     Philip J. Facchina, President,
     Chief Operating Officer and Director


BY          /s/Gerald H. Kaiz                     DATE   March 15, 1996
     ---------------------------------                 -------------------------
     Gerald H. Kaiz, Executive Vice
     President


BY          /s/Steven L. Roden                    DATE   March 15, 1996
      --------------------------------                 -------------------------

     Steven L. Roden, Executive Vice President and Director


BY          /s/Frank A. Carchedi                  DATE    March 15, 1996
     -------------------------------------             -------------------------
     Frank A. Carchedi, Vice President,
     Treasurer and Chief Financial Officer


BY          /s/Christopher E. Mack                DATE    March 15, 1996
     -------------------------------------             -------------------------
     Christopher E. Mack, Controller



BY          /s/Thomas M. Balderston               DATE    March 15, 1996
     -------------------------------------             -------------------------
     Thomas M. Balderston, Director



BY          /s/Daniel R. Bannister                DATE    March 15, 1996
     -------------------------------------             -------------------------
     Daniel R. Bannister, Director



BY          /s/John D. Sanders                    DATE    March 15, 1996
     -------------------------------------             -------------------------
     John D. Sanders, Director



BY          /s/Richard E. Thomas                  DATE    March 15, 1996
     -------------------------------------             -------------------------
     Richard E. Thomas, Director



CORPORATE HEADQUARTERS                  STOCK REGISTRAR AND TRANSFER AGENT

Industrial Training Corporation         American Securities Transfer
13515 Dulles Technology Drive           938 Quail Street
Herndon, VA 22071-3416                  Suite 101
(800) 638-3757                          Lakewood, CO 80215
(703) 713-3335
FAX: (703) 713-0065                     STOCK LISTING

                                        National Market System
NORTH AMERICAN SALES LOCATIONS          NASDAQ/NMS Trading Symbol: ITCC

Atlanta, GA
(404) 264-8644                          MARKET-MAKERS

Boston, MA                              Koonce Securities, Inc.
                                        Ferris, Baker Watts, Incorporated

(508) 376-8118

Charlotte, NC
(704) 364-1223                   ANNUAL MEETING

Chicago, IL                      The Annual Meeting of shareholders will
(708) 205-2707                   be held on May 7, 1996 at 4:00 pm at
                                 the Sheraton Reston Hotel, 11810
Houston, TX                      Sunrise Valley Drive, Reston,
(713) 852-0601                   Virginia 22091.

 New York, NY
(212) 551-1400                   SHAREHOLDER INQUIRIES

Ottawa, Ontario                  Communications concerning transfer
(613) 599-4646                   requirements, lost certificates, and
                                 changes in address should be directed
Pittsburgh, PA                   to the Stock Registrar and Transfer
(814) 643-4116                   Agent.  Other inquiries may be directed
                                 to Frank A. Carchedi, CFO.
Tampa, FL
(813) 855-5201
                                 PRINCIPAL BANK
Washington, DC
(301) 601-8799                   Central Fidelity National Bank
                                 Alexandria, VA
INTERNATIONAL SALES LOCATIONS

London, England                  GENERAL COUNSELS
44 123 435-2307
                                 Ginsburg, Feldman and Bress, Chartered
                                 Washington, DC

                                 Kirkpatrick & Lockhart LLP
                                 Washington, DC


                                 INDEPENDENT AUDITORS

                                 Ernst & Young LLP
                                 Vienna, VA

                               INDEX TO EXHIBITS

   EXHIBIT                                                            PAGE
     No.                         Description                           No.
   -----------------------------------------------------------------------------

   3.1 Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Registration Statement on Form SB-2 filed July 28, 1995 with the Securities and Exchange Commission ("SEC") (Commission File No. 33-61393).

   3.2    Restated By-Laws of the Company.

   4.1 Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's Registration Statement on Form SB-2 filed July 28, 1995 with the SEC (Commission File No. 33-61393).

   10.1 Agreement and Plan of Merger, each dated September 30, 1993, between ITC and CI Acquisition Corporation, incorporated by reference to the Company's Form 8-K filed October 21, 1993 with the SEC (Commission File No. 0-13741).

   10.2 Asset Purchase Agreement, Assignment and Bill of Sale, each dated February 17, 1995 between ITC and the Instrument Society of America, incorporated by reference to the Company's Registration Statement on Form SB-2 filed July 28, 1995 with the SEC (Commission File No. 33-61393).

   10.3 1992 Director Incentive Stock Option Plan, incorporated by reference to the Company's Form 10-KSB filed March 19, 1992 with the SEC (Commission File No. 0-13741).

   10.4 1992 Key Employee Incentive Stock Option Plan, incorporated by reference to the Company's Form 10-KSB filed March 19, 1992 with the SEC (Commission File No. 0-13741).

   10.5 Employee Stock Ownership Plan, incorporated by reference to the Company's Form 10-KSB filed March 19, 1992 with the SEC (Commission File No. 0-13741).

   10.6   Employment Agreements with Management

          (a) James H. Walton
          (b) Gerald H. Kaiz
          (c) Elaine H. Babcock
          (d) Steven L. Roden
          (e) Philip J. Facchina
          (f) Robert F. VanStry

          each incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, filed August 16, 1995 with the SEC (Commission File No. 33-61393).

   10.7 Lease dated October 21, 1993 for commercial office space in Herndon, VA, as amended.

   10.8 Lease dated November 30, 1995 for commercial office space in Atlanta, GA.


   10.9 Lease dated February 10, 1995 for commercial office space in Millis, MA.

   21.1   Subsidiaries of the Registrant.

   23.1   Consent of Ernst and Young LLP, independent auditors.