Form 10QSB
period 1996-03-31
INDUSTRIAL TRAINING CORP
filed 1996-04-26
CIK 764867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                  FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1996


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


             13515 Dulles Technology Drive, Herndon, Virginia 22071
             ------------------------------------------------------
             (Address of principal executive offices and zip code)


      Registrant's telephone number                     (703) 713-3335
          (including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X           No
                   -----            -----

     As of April 19, 1996, 3,556,684 shares of Common Stock were outstanding.

                               TABLE OF CONTENTS
- -------------------------------------------------------------------------------


PART I                                                                           PAGE
- ------                                                                           ----
Item 1    Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 1996 and 1995                   1

             Condensed Consolidated Balance Sheets as of
             March 31, 1996 and December 31, 1995                                 2

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1996 and 1995                   4

             Notes to Condensed Consolidated Financial Statements                 5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     7

PART II
- -------

Item 1    Legal Proceedings                                                       9

Item 2    Changes in Securities                                                   9

Item 3    Defaults Upon Senior Securities                                         9

Item 4    Submission of Matters to a Vote of Security Holders                     9

Item 5    Other Information                                                       9

Item 6    Exhibits and Reports on Form 8-K                                        9


                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                     For Three Months Ended March 31,
                                                        1996              1995
                                                        ----              ----

Net revenues                                            $ 3,715,723       $ 4,969,744
Cost of sales                                             2,642,176         2,792,797
                                                        -----------       -----------
   Gross margin                                           1,073,547         2,176,947

Selling, general and administrative expense               1,933,680         1,749,805
Equity in earnings of affiliates                            (63,086)          (42,058)
                                                        -----------       -----------
Income (loss) before interest and income taxes             (797,047)          469,200

Interest expense (income), net                             (134,855)           20,450
                                                        -----------       -----------

Income (loss) before income taxes                          (662,192)          448,750

Income tax expense (benefit)                               (265,000)          184,000
                                                        -----------       -----------

Net income (loss)                                       $  (397,192)       $  264,750
                                                        ===========       ===========

Income (loss) per common share                                $(.11)             $.10
                                                        ===========       ===========

Weighted average number of
   common shares outstanding                              3,614,474         2,595,661
                                                        ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                                    10QSB-1

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                        March 31,     December 31,
                                                           1996           1995
                                                           ----           ----
                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                         $ 10,105,249    $ 10,348,762
   Accounts receivable, net (Note 2)                    3,632,639       4,802,054
   Due from affiliates (Note 3)                            15,141          18,842
   Inventories                                            611,000         871,072
   Prepaid expenses                                       501,580         253,061
   Income tax receivable                                  512,000              --
                                                     ------------    ------------
      Total current assets                             15,377,609      16,293,791

Property and equipment:
   Video and computer equipment                         3,354,859       3,221,982
   Furniture and fixtures                               1,043,318       1,037,404
   Leasehold improvements                                  95,422          93,106
                                                     ------------    ------------
                                                        4,493,599       4,352,492

   Less accumulated depreciation and amortization      (3,198,994)     (3,036,918)
                                                     ------------    ------------
      Net property and equipment                        1,294,605       1,315,574

Deferred program development costs, net                 6,782,866       5,941,079
Goodwill, net                                           1,920,049       1,961,299
Investment in affiliates (Note 3)                         215,630         231,315
Other                                                      24,484          31,089
                                                     ------------    ------------
                                                      $25,615,243    $ 25,774,147
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                    10QSB-2

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,     December 31,
                                                             1996           1995
                                                             ----           ----
                                                         (Unaudited)

Current liabilities:
   Current installments of long-term debt               $    117,175    $    117,175
   Accounts payable                                        1,644,626       1,621,543
   Due to affiliates (Note 3)                                332,512         261,230
   Accrued compensation and benefits                         569,336         594,796
   Other accrued expenses                                    403,391         319,798
   Income taxes payable                                           --         105,000
                                                        ------------    ------------
     Total current liabilities                             3,067,040       3,019,542

Deferred lease obligations                                    99,886         102,964
Deferred income taxes                                      1,785,322       1,608,522
Long-term debt, excluding current installments               101,750         130,745
                                                        ------------    ------------
     Total liabilities                                     5,053,998       4,861,773

Stockholders' equity:
  Common stock, $.10 par value, 4,000,000 shares
     authorized; 3,562,424 and 3,556,424 issued
     and outstanding in 1996 and 1995, respectively          356,242         355,643
  Additional paid-in capital                              14,789,317      14,770,853
  Note receivable from ESOP                                 (223,177)       (250,177)
  Retained earnings                                        5,638,863       6,036,055
                                                        ------------    ------------
     Total stockholders' equity                           20,561,245      20,912,374
                                                        ------------    ------------
                                                        $ 25,615,243    $ 25,774,147
                                                        ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                    10QSB-3

                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                         For Three Months Ended March 31,
                                                              1996              1995
                                                              ----              ----
Cash flows from operating activities:
Net income (loss)                                          $   (397,192)     $    264,750
Reconciling items:
   Provision for deferred taxes                                 176,800           131,540
   Depreciation and amortization                                876,918           608,726
   Increase in reserve for doubtful accounts                      8,816            15,000
   Changes in assets and liabilities:
      Decrease in accounts receivable                         1,160,599         1,744,116
      Decrease in inventories                                   260,072           142,592
      Increase in prepaid expenses                             (248,519)         (182,827)
      Increase in income tax receivable                        (512,000)               --
      Increase (decrease) in due to affiliates, net              74,983           (57,075)
      Decrease (increase) in other assets                         6,605            (1,998)
      Increase (decrease) in accounts payable                    23,083          (975,740)
      Increase (decrease) in accrued expenses                    58,133          (659,181)
      Decrease in income taxes payable                         (105,000)               --
      Decrease in deferred lease obligations                     (3,078)           (3,674)
                                                           ------------      ------------
Net cash provided by operating activities                     1,380,220         1,026,229

Cash flows from investing activities:
   Deferred program development costs                        (1,499,694)       (1,835,973)
   Capital expenditures                                        (141,107)         (173,409)
                                                           ------------      ------------
Net cash used in investing activities                        (1,640,801)       (2,009,382)

Cash flows from financing activities:
   Repayments under line-of-credit                                   --           (80,000)
   Principal payments under term loans                          (28,995)          (71,825)
   Payments under capital lease
      obligations, net of deferred interest                          --            (8,208)
   Proceeds from other long-term debt                                --         1,320,000
   Issuance of common stock                                      19,063                --
   Employee stock option note collections                        27,000            27,000
                                                           ------------      ------------
      Net cash provided by financing activities                  17,068         1,186,967
                                                           ------------      ------------

Net increase (decrease) in cash                                (243,513)          203,814

Cash and cash equivalents at beginning of period             10,348,762           439,923
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $ 10,105,249      $    643,737
                                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                    10QSB-4

                        INDUSTRIAL TRAINING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

                                  (Unaudited)

1)  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ComSkill Learning Centers, Inc. ("ComSkill") and Activ Training, Ltd. In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 and 1994 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

2)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                 March 31,     December 31,
                                                   1996            1995
                                                   ----            ----
Trade accounts receivable                        $ 3,407,112   $ 4,619,145
Unbilled contract receivables                        357,792       291,311
Less allowance for doubtful accounts                (198,863)     (190,047)
                                                 -----------   -----------
   Trade accounts receivable, net                  3,566,041     4,720,409
Other receivables                                     66,598        81,645
                                                 -----------   -----------
                                                 $ 3,632,639   $ 4,802,054
                                                 ===========   ===========

3)  INVESTMENTS IN AND DUE TO AFFILIATES

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of joint venture profits. Sales of programs related to these activities were $655,000 and $618,000 for the first quarter of 1996 and 1995 respectively. Additionally, during the fourth quarter of 1995 and the first quarter of 1996, the Company developed new training products for certain partnerships. In order to finance the product development activities for these partnerships, the Company has guaranteed two bank loans for two of the partnerships. At March 31, 1996, the outstanding balance of these loans totaled $565,000. Revenues recognized by the Company for the development of these training programs were $532,000 for the first quarter of 1996.

                                    10QSB-5

4)  NOTE PAYABLE TO BANK

At March 31, 1996, the Company had no amounts outstanding relating to its $2,500,000 revolving bank line of credit, which bears interest at prime plus 1/2% (8.75% at March 31, 1996). Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

The loan agreement includes certain covenants which limit borrowings and the ability to merge or dispose of assets, and requires the maintenance of minimum working capital and tangible net worth ratios.

                                    10QSB-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)  Operations
    ----------

For the quarter ended March 31, 1996, revenues aggregated $3,716,000 as compared to $4,970,000 for the quarter ended March 31, 1995, a decrease of $1,254,000 or 25%. As a result of the lower overall revenues, the Company recorded a net loss of $397,000 or 11 cents per share. This compares to net income of $265,000 or 10 cents per share recorded during the first quarter of 1995.

The decrease in the Company's revenues was primarily due to lower sales of the Company's off-the-shelf multimedia training courseware and multimedia hardware systems. For the quarter ended March 31, 1996, sales of multimedia training courseware totaled $2,531,000, a decrease of $786,000 or 24% from the first quarter of 1995. Sales of hardware systems for the quarter ended March 31, 1996 totaled $449,000 as compared to $888,000 achieved during the comparable period in 1995, representing a decrease of $439,000 or 49%. The decrease in revenues was due to many of the same factors that impacted the Company's fourth quarter 1995 performance, including: continued slow sales of multimedia products through third party channels; lower than expected sales of multimedia hardware; and, the conversion of its courseware libraries to CD-ROM technologies. Management believes that this latter factor has caused many of its traditional customers to delay purchasing decisions until the libraries have been fully converted to CD-ROM, which is anticipated in the second quarter of 1996.

Revenues from custom courseware and consulting services amounted to $594,000 for the first quarter of 1996, an increase of $318,000 as compared to the first quarter of 1995. The sizable increase is due to the completion of existing contract backlog from fiscal 1995, principally for the development of training products for the Company's affiliates. During the first quarter of 1996, the Company reorganized a new multimedia services division and expects to emphasize service related activities such as implementation support, hardware and network integration and instructional design. The Company believes this newly created division will create opportunities to develop future multimedia courseware and hardware sales.

Revenues from international operations totaled $707,000 for the three months ended March 31, 1996 as compared to $442,000 for the same period in 1995. The significant increase of $265,000 or 60% was due to the late 1995 staffing of Activ Training, Ltd., the Company's newly created London-based subsidiary. Activ Training, Ltd. was incorporated during the fourth quarter of 1995 in order to expand the Company's sales, marketing and distribution activities within the international marketplace.

b)  Loss Before Provision For Income Taxes
    --------------------------------------

Loss before provision for income taxes for the quarter ended March 31, 1996 aggregated $662,000 as compared to income before provision for income taxes of $449,000 achieved for the comparable 1995 period. The decrease of $1,111,000 was primarily due to the aforementioned shortfall in sales during the first quarter of 1996. Selling, general and administrative expenses totaled $1,934,000 during the first quarter of 1996, representing an increase of $184,000 over the comparable period in 1995. The overall increase in selling, general and administrative expenses was primarily due to additional operational and sales support and increased marketing activities. This increase was partially offset by a $155,000 increase in net interest income from the investment of the Company's available cash balances.

c)  Net Loss
    --------

The substantial decrease in earnings before taxes was partially offset by the recognition of an interim tax benefit, resulting in a net loss for the three months ended March 31, 1996 was $397,000 or 11

                                    10QSB-7
cents per share. This represents a decrease of $662,000 or 21 cents per share as compared to the corresponding 1995 period.

d)  Cash Flow, Liquidity and Capital Resources
    ------------------------------------------

Working capital at March 31, 1996 was $12,311,000 as compared to $13,274,000 at December 31, 1995. The decrease of $963,000 is primarily due to the significant investment in program development made by the Company during the first quarter of 1996. The Company's working capital primarily consists of the cash proceeds generated from the Company's third quarter 1995 public offering. The proceeds received from the offering were approximately $9,048,000.

During the first quarter of 1996, the Company experienced strong cash flows from operations despite the lower overall operating results. For the three months ended March 31, 1996, cash flow generated by operations was approximately $1,380,000. The increase in cash flow from operations was primarily due to a significant decrease in accounts receivable as compared to December 31, 1995. Additionally, the Company continues to have increases in non-cash operating charges, resulting principally from amortization of deferred program development costs. The operating cash flow was offset by the investment of $1,641,000 for the development and conversion of new and existing programs and the purchase of certain capital expenditures.

Management believes that the cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital needs and other financing requirements for 1996.

                                    10QSB-8

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


   Exhibit No.              Description                              Page Number
- ----------------------------------------------------------------------------------------------------
     3.1             Amended Articles of Incorporation     Incorporated by reference to Exhibit 3.1
                                                           filed with form SB-2 on July 28, 1995
                                                           #33-61393

     3.2             Restated Bylaws                       Incorporated by reference to Exhibit 3.2
                                                           filed with form 10-KSB on March 15, 1996
                                                           (Commission File No. 0-13741)


(b)  Reports on Form 8-K

     None.

                                    10QSB-9

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
        (Registrant)



BY   /s/James H. Walton                  DATE   April 25, 1996
     ----------------------------               --------------
     James H. Walton
     Chairman of the Board and
     Chief Executive Officer



BY   /s/Philip J. Facchina               DATE   April 25, 1996
     ----------------------------               --------------
     Philip J. Facchina
     President and
     Chief Operating Officer



BY   /s/Frank A. Carchedi                DATE   April 25, 1996
     ----------------------------               --------------
     Frank A. Carchedi
     Vice President, Treasurer and
     Chief Financial Officer



BY   /s/Christopher E. Mack              DATE   April 25, 1996
     ----------------------------               --------------
     Christopher E. Mack
     Controller

                                    10QSB-10