Form 10QSB
period 1996-06-30
INDUSTRIAL TRAINING CORP
filed 1996-07-25
CIK 764867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  Form 10-QSB



 Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of
                                     1934
                      For the Quarter ended June 30, 1996


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


             13515 Dulles Technology Drive, Herndon, Virginia 20171
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


               Yes     X                    No
                    --------                   -------


    As of July 19, 1996, 3,586,224 shares of Common Stock were outstanding.

                               Table of Contents

=========================================================================

 Part I                                                           Page
- --------                                                          ----

Item 1    Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
             for the Three Months and Six Months Ended
             June 30, 1996 and 1995                                1

             Condensed Consolidated Balance Sheets as of
             June 30, 1996 and December 31, 1995                   2

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1996 and 1995       4

             Notes to Condensed Consolidated Financial Statements  5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7


Part II
- ---------

Item 1     Legal Proceedings                                       9

Item 2     Changes in Securities                                   9

Item 3     Defaults Upon Senior Securities                         9

Item 4     Submission of Matters to a Vote of Security Holders     9

Item 5     Other Information                                       9

Item 6     Exhibits and Reports on Form 8-K                        9


                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                     For the 3 Months Ended June 30    For the 6 Months Ended June 30
                                         1996             1995             1996             1995
                                         ----             ----             ----             ----

Net revenues                            $7,605,160       $6,285,888      $11,320,881      $11,255,632
Cost of sales                            4,771,966        3,659,611        7,417,404        6,452,408
                                        ----------       ----------      -----------      -----------
Gross margin                             2,833,194        2,626,277        3,903,477        4,803,224


Selling, general, and
    administrative expense               2,409,555        1,846,566        4,339,969        3,596,371
Equity in earnings of affiliates           (49,275)         (35,903)        (112,357)         (77,961)
Interest expense (income), net            (107,665)          33,850         (242,521)          54,300
                                        ----------       ----------      -----------      -----------
                                         2,252,615        1,844,513        3,985,091        3,572,710
                                        ----------       ----------      -----------      -----------

Income (loss)
    before income taxes                    580,579          781,764          (81,614)       1,230,514

Income taxes (benefit)                     232,000          321,000          (33,000)         505,000
                                        ----------       ----------      -----------      -----------

Net income (loss)                       $  348,579       $  460,764      $   (48,614)     $   725,514
                                        ==========       ==========      ===========      ===========

Net income (loss)
    per common share                          $.10             $.18            $(.01)            $.28
                                        ==========       ==========      ===========      ===========

Weighted average number
 of shares outstanding                   3,635,322        2,593,942        3,608,086        2,588,176
                                        ==========       ==========      ===========      ===========


     See accompanying notes to condensed consolidated financial statements.


                                    10QSB-1

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                      June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 9,278,309    $10,348,762
  Accounts receivable, net (Note 2)                   5,060,684      4,802,054
  Due from affiliates (Note 4)                           16,620         18,842
  Inventories                                           704,607        871,072
  Prepaid expenses                                      352,493        253,061
  Income taxes receivable                                70,200             --
                                                    -----------    -----------
     Total current assets                            15,482,913     16,293,791

Long-term receivable (Note 3)                         1,537,831             --

Property and equipment:
  Video and computer equipment                        3,444,270      3,221,982
  Furniture and fixtures                              1,043,318      1,037,404
  Leasehold improvements                                 95,422         93,106
                                                    -----------    -----------
                                                      4,583,010      4,352,492

  Less accumulated depreciation and amortization     (3,380,519)    (3,036,918)
                                                    -----------    -----------
     Net property and equipment                       1,202,491      1,315,574

Deferred program development costs, net               7,356,177      5,941,079
Goodwill, net                                         1,878,799      1,961,299
Investment in affiliates (Note 4)                       199,650        231,315
Other                                                    31,096         31,089
                                                    -----------    -----------
                                                    $27,688,957    $25,774,147
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.


                                    10QSB-2

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
                                                    (Unaudited)

Current liabilities:
  Current installments of long-term debt            $   117,175    $   117,175
  Accounts payable                                    2,183,402      1,621,543
  Due to affiliates (Note 4)                            465,407        261,230
  Accrued compensation and benefits                     618,133        594,796
  Deferred revenues                                     996,406        100,769
  Other accrued expenses                                558,200        219,029
  Income taxes payable                                       --        105,000
                                                    -----------    -----------
     Total current liabilities                        4,938,723      3,019,542

Deferred lease obligations                               94,646        102,964
Deferred income taxes                                 1,575,522      1,608,522
Long-term debt, excluding current installments           72,170        130,745
                                                    -----------    -----------
     Total liabilities                                6,681,061      4,861,773

Stockholders' equity:
  Common stock, $.10 par value, 12,000,000 shares
     authorized; 3,586,224 and 3,556,424 issued
     and outstanding in 1996 and 1995, respectively     358,622        355,643
  Additional paid-in capital                         14,858,510     14,770,853
  Note receivable from ESOP                            (196,677)      (250,177)
  Retained earnings                                   5,987,441      6,036,055
                                                    -----------    -----------
     Total stockholders' equity                      21,007,896     20,912,374
                                                    -----------    -----------
                                                    $27,688,957    $25,774,147
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.


                                    10QSB-3

                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                   For 6 Months Ended June 30,
                                                      1996            1995
                                                      ----            ----
Cash flows from operating activities:
  Net income (loss)                                $   (48,614)    $   725,514
  Reconciling items:
     Provision for deferred taxes                      (33,000)        102,540
     Depreciation and amortization                   1,958,984       1,307,661
     Sales awards of treasury shares                        --           1,650
     Increase in allowance for doubtful accounts        76,816          45,000
  Changes in operating assets and liabilities:
     Increase in accounts receivable                  (335,446)         (9,233)
     Decrease in inventories                           166,465         103,839
     Increase in prepaid expenses                      (99,432)       (187,400)
     Increase in income taxes receivable               (70,200)             --
     Increase in long term receivable               (1,537,831)             --
     (Increase) decrease in other assets                    (7)            111
     Increase in accounts payable                      561,859         135,323
     Increase (decrease) in due to affiliates, net     206,399         (98,643)
     Increase (decrease) in accrued
       compensation and benefits                        23,337        (453,956)
     Increase in deferred revenues                     895,637         635,199
     Increase (decrease) in other accrued expenses     339,171        (428,900)
     (Decrease) increase in income taxes payable      (105,000)        300,000
     Decrease in deferred lease obligations             (8,318)         (7,348)
                                                   -----------     -----------

  Net cash from operating activities                 1,990,820       2,171,357

Cash flows from investing activities:
  Deferred program development costs                (2,916,316)     (2,154,083)
  Capital expenditures                                (230,518)       (361,416)
                                                   -----------     -----------

  Net cash used in investing activities             (3,146,834)     (2,515,499)

Cash flows from financing activities:
  Repayments under line of credit                           --         (80,000)
  Principal payments of long-term debt                 (58,575)       (212,152)
  Payments under capital lease obligations                  --         (14,387)
  Proceeds from long-term debt                              --       1,320,000
  Issuance of common stock                              90,636          15,400
  Employee stock option note collections                53,500          54,000
                                                   -----------     -----------

  Net cash provided by financing activities             85,561       1,082,861
                                                   -----------     -----------

Net (decrease) increase in cash                     (1,070,453)        738,719

Cash and cash equivalents at beginning of period    10,348,762         439,923
                                                   -----------     -----------

Cash and cash equivalents at end of period         $ 9,278,309     $ 1,178,642
                                                   ===========     ===========

     See accompanying notes to condensed consolidated financial statements.


                                    10QSB-4

                        INDUSTRIAL TRAINING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

                                  (Unaudited)

1)  Significant Accounting Policies

a)  Basis of Presentation
    ---------------------

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

b)  Revenues and Cost
    -----------------

Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues on off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.


2)  Accounts Receivable

 Accounts receivable include the following:
                                                        June 30,    December 31,
                                                          1996          1995
                                                          ----          ----
Trade accounts receivable                              $4,098,471     $4,619,145
Current portion of long-term receivable, net (Note 3)     952,287             --
Unbilled contract receivables                             249,959        291,311
Less allowance for doubtful accounts                     (266,863)      (190,047)
                                                       ----------     ----------
  Trade accounts receivable, net                        5,033,854      4,720,409
Other receivables                                          26,830         81,645
                                                       ----------     ----------
                                                       $5,060,684     $4,802,054
                                                       ==========     ==========

                                    10QSB-5

3)  Long-term Receivable

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June, 1997. Total revenues recognized under the contract during the second quarter for the courseware license and hardware were $3,838,000, representing 34% of the Company's year to date revenues. Dealer fees relating to this sale have been charged against the related revenues, and are only payable when proceeds are received by the Company. The long-term portion of the net receivable has been discounted assuming a 6% interest rate. Components of long-term receivable include the following:

                                                                    June 30,
                                                                      1996
                                                                      ----
  Receivable from DeKalb County (GA) Board of Education            $ 3,525,000
  Related dealer fees payable                                         (797,083)
  Less amounts classified as current, net of related dealer fees      (952,287)
  Less amount representing interest                                   (237,799)
                                                                   -----------
                                                                   $ 1,537,831
                                                                   ===========

4)  Investments in and Due to Affiliates

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In each of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of joint venture profits. Sales of programs related to these activities were $1,243,000 and $1,200,000 for the first six months of 1996 and 1995 respectively. Additionally, during the fourth quarter of 1995 and the first six months of 1996, the Company developed new training products for certain partnerships. In order to finance the product development activities for these partnerships, the Company has guaranteed two bank loans for two of the partnerships. At June 30, 1996, the outstanding balance of these loans totaled $565,000. Revenues recognized by the Company for the development of these training programs were $532,000 for the first six months of 1996.

5)  Note Payable to Bank

At June 30, 1996, the Company had no amounts outstanding relating to its $2,500,000 revolving bank line of credit, which bears interest at prime plus 1/2% (8.75% at June 30, 1996). Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

The loan agreement includes certain covenants which limit borrowings and the ability to merge or dispose of assets, and requires the maintenance of minimum working capital and tangible net worth ratios.

                                    10QSB-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)  Operations
    ----------

For the quarter ended June 30, 1996, the Company achieved record quarterly revenues and returned to profitability after experiencing a loss in the first quarter of 1996. Total revenues for the second quarter aggregated $7,605,000 as compared to revenues of $6,286,000 for the same period in 1995. This represented an increase of $1,319,000 or 21%. Net earnings for the second quarter totaled $349,000 or 10 cents per share as compared to $461,000 or 18 cents per share for the corresponding quarter in 1995, representing a decrease of $112,000 and 8 cents per share, respectively. The substantial increase in revenues for the quarter was the result of strong sales of the Company's off-the-shelf multimedia training products. Overall courseware sales increased to $5,833,000, representing a $1,566,000 or 37% increase over the second quarter of 1995. The increased courseware sales was primarily due to the sale of a district-wide multicopy courseware license to the DeKalb County (GA) Board of Education under an agreement valued at $5,060,000, which included courseware, hardware, and certain future services. This sale generated net courseware and hardware revenues of $3,838,000 during the quarter.

Total revenues for the six months ended June 30, 1996 were $11,321,000 with year to date net loss of $49,000 or 1 cent per share as compared to revenues of $11,256,000, net earnings of $461,000 and 28 cents per share for the comparable period of 1995. During 1996, the Company has faced many factors that have impacted sales performance and profitability of the Company. These factors include the slower than anticipated growth of sales generated by third party distribution channels, and delayed sales due to the Company's conversion of its courseware libraries to CD-ROM, which was substantially completed during the second quarter.

Hardware revenues for the three months ended June 30, 1996 aggregated $1,388,000 representing a decrease of $123,000 or 8% as compared to the same period in 1995. For the six month period, hardware revenues totaled $1,837,000, representing a decrease of $563,000 or 23% as compared to the corresponding period in 1995. The decreases in the sales of hardware systems can be attributed to the standardization and availability of CD-ROM hardware systems. The resulting impact has been a reduction in unit prices and increased availability through multiple distribution channels, resulting in increased competition to the Company.

b)  Income (Loss) Before Provision for Taxes

Earnings before income taxes for the second quarter of 1996 aggregated $581,000 as compared to $782,000 for the same period in 1995, a decrease of $201,000. For the six months ended June 30, 1996, the Company experienced a loss before income taxes totaling $82,000 as compared to income before taxes of $1,231,000 achieved during the comparable period in 1995. The decrease in earnings for the three months and six months ended June 30, 1996 was primarily due to increased product amortization associated with the Company's program development activities and increased dealers fees associated with certain third party product sales, principally the sale to DeKalb noted above. Selling, general and administrative expenses totaled $2,410,000 for the second quarter and $4,340,000 for the six months ended June 30, 1996. This compares to $1,847,000 and $3,596,000 for the same periods in 1995. The increases in selling, general and administrative expenses over second quarter 1995 of $563,000 and over the six months ended June 30, 1994 of $744,000 is primarily due to increased marketing activities and an increase in the allowance for doubtful accounts recorded during the second quarter of 1996.

c)  Net Income (Loss)

Net income for the quarter ended June 30, 1996 totaled $349,000 or 10 cents per share while year to date results accumulated a net loss of $49,000. This represents decreases of $122,000 or 8 cents per share and 774,000 or 29 cents per share as compared to the corresponding periods in 1995.

                                    10QSB-7

d)  Cash Flow, Liquidity and Capital Resources

Working capital at June 30, 1996 was $10,544,000 as compared to $13,274,000 at December 31, 1995, a decrease of $2,730,000. The decrease is primarily due to the Company's first quarter operating loss and the significant investment in program development made by the Company during the first six months of 1996. The Company's working capital primarily consists of the cash proceeds from the Company's third quarter 1995 public offering. The proceeds received from the offering were approximately $9,048,000.

For the period ended June 30, 1996, the Company experienced strong cash flow from operations despite the lower overall operating results. Cash provided by operations was $1,991,000 for the first six months of 1996. While the Company has experienced a year to date net loss of $48,614, cash was generated by operations due to the significant non-cash charges for amortization of product development and other assets and depreciation. The reduction in cash flow due to the long term receivable arising from the transaction with DeKalb was offset by increases in accounts payable, deferred revenues and other accruals, principally relating to that transaction. The cash provided by operations was offset by the investment of $3,147,000 for product development and certain capital expenditures. The most significant investment in product development was the conversion of the Company's courseware libraries to CD-ROM, which was substantially completed in the second quarter of 1996.

Due to the decline in profitability during the first six months of 1996, during June the Company implemented a 10% corporate-wide work force reduction and also took additional steps to reduce overall costs.

Management believes that the cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital needs and other financing requirements in 1996.

                                    10QSB-8

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on May 7, 1996. There were four agenda items submitted to a vote of security holders, including the election of two directors to the Company's Board of Directors: (i) Daniel R. Bannister was elected to serve on the Board for a term of three years. The number of votes cast in favor of Mr. Bannister's election was 3,206,452; (ii) Philip J. Facchina was elected to serve on the Board for a term of three years. The number of votes cast in favor of Mr. Facchina's election was 3,233,592.

(b) The shareholders approved the amendment to the Articles of Incorporation, increasing the shares of authorized Common Stock from Four Million (4,000,000) to Twelve Million (12,000,000). The number of votes cast in favor of this proposal was 3,048,329.

(c) The shareholders approved the First Amendment to the 1992 Key Employee Incentive Stock Option Plan, increasing the number of shares reserved for the granting of options thereunder by 200,000. There were 2,468,224 votes cast in favor of this item.

(d) The shareholders approved the First Amendment to the 1992 Director Stock Option Plan, increasing the number of shares reserved for the granting of stock options thereunder by 100,000. There were 2,373,646 votes cast in favor of this item.

No other matters were submitted to the security holders for a vote.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  See attached Exhibit Index.

(b)  Reports on Form 8-K

  None.

                                    10QSB-9

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
        (Registrant)



BY          /s/James H. Walton                    DATE        7/25/96
         ------------------------------                       -------
         James H. Walton
         Chairman of the Board and
         Chief Executive Officer



BY          /s/Philip J. Facchina                 DATE        7/25/96
         ---------------------------------                    -------
         Philip J. Facchina
         President and
         Chief Operating Officer



BY          /s/Frank A. Carchedi                  DATE        7/25/96
         --------------------------------                     -------
         Frank A. Carchedi
         Vice President, Treasurer and
         Chief Financial Officer



BY          /s/Christopher E. Mack                DATE        7/25/96
         ----------------------------------                   -------
         Christopher E. Mack
         Controller


                                    10QSB-10