Form 10QSB
period 1996-09-30
INDUSTRIAL TRAINING CORP
filed 1996-10-28
CIK 764867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  Form 10-QSB



                Quarterly  Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                   For the Quarter ended September 30, 1996


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


   As of October 22, 1996, 3,613,788 shares of Common Stock were outstanding.

                               Table of Contents

================================================================================

Part I                                                          Page
------                                                          ----
Item 1   Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations
           for the Three Months and Nine Months
           Ended September 30, 1996 and 1995                       1

           Condensed Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995                2

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1996 and 1995   4

           Notes to Condensed Consolidated Financial Statements    5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8

Part II
-------

Item 1   Legal Proceedings                                        10

Item 2   Changes in Securities                                    10

Item 3   Defaults Upon Senior Securities                          10

Item 4   Submission of Matters to a Vote of Security Holders      10

Item 5   Other Information                                        10

Item 6   Exhibits and Reports on Form 8-K                         10

ITEM 1.  FINANCIAL STATEMENTS


                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                  For the Three Months        For the Nine Months
                                  Ended September 30,         Ended September 30,
                                  1996            1995        1996           1995
                                  ----            ----        ----           ----


Net revenues                   $5,537,255      $6,038,329    $16,858,136   $17,293,961
Cost of sales                   4,216,647       3,505,498     11,634,049     9,957,906
                               ----------      ----------    -----------   -----------

   Gross profit                 1,320,608       2,532,831      5,224,087     7,336,055


Selling, general, and
    administrative expenses     2,332,357       1,786,161      6,672,337     5,380,882
Equity earnings of affiliates     (56,163)        (65,644)      (168,520)     (143,605)
Interest expense
    (income), net                (125,553)         26,661       (368,074)       80,961
                               ----------      ----------    -----------   -----------

                                2,150,641       1,747,178      6,135,743     5,318,238
                               ----------      ----------    -----------   -----------

Income (loss) before
     income taxes                (830,033)        785,653       (911,656)    2,017,817

Income taxes (benefit)           (332,000)        322,000       (365,000)      827,000
                               ----------      ----------    -----------   -----------

Net income (loss)              $ (498,033)     $  463,653    $  (546,656)  $ 1,190,817
                               ==========      ==========    ===========   ===========

Net income (loss)
    per common share           $    (0.14)     $     0.18    $     (0.15)  $      0.46
                               ==========      ==========    ===========   ===========

Weighted average number
   of shares outstanding        3,632,455       2,641,228      3,595,064     2,597,335
                               ==========      ==========    ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                                  10-QSB - 1

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  September 30,   December 31,
                                                       1996           1995
                                                       ----           ----
                                                   (Unaudited)

Current assets:
  Cash and cash equivalents                        $  6,518,825   $ 10,348,762
  Accounts receivable, net (Note 2)                   7,908,962      4,802,054
  Due from affiliates (Note 4)                           21,811         18,842
  Inventories                                           719,104        871,072
  Prepaid expenses                                      318,535        253,061
  Income taxes receivable                               435,200           --
                                                   ------------   ------------
     Total current assets                            15,922,437     16,293,791

Long-term receivable (Note 3)                         1,561,129           --

Property and equipment:
  Video and computer equipment                        3,557,169      3,221,982
  Furniture and fixtures                              1,046,498      1,037,404
  Leasehold improvements                                 95,422         93,106
                                                   ------------   ------------
                                                      4,699,089      4,352,492

  Less accumulated depreciation and amortization     (3,576,863)    (3,036,918)
                                                   ------------   ------------
     Net property and equipment                       1,122,226      1,315,574

Deferred program development costs, net               7,287,835      5,941,079
Goodwill, net                                         1,837,549      1,961,299
Investment in affiliates (Note 4)                       183,671        231,315
Other                                                    38,740         31,089
                                                   ------------   ------------
                                                   $ 27,953,587   $ 25,774,147
                                                   ============   ============


     See accompanying notes to condensed consolidated financial statements.

                                  10-QSB - 2

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,   December 31,
                                                       1996           1995
                                                       ----           ----
                                                   (Unaudited)

Current liabilities:
  Current installments of long-term debt            $   127,274    $   117,175
  Accounts payable                                    3,144,385      1,621,543
  Due to affiliates (Note 4)                            448,151        261,230
  Accrued compensation and benefits                     776,344        594,796
  Deferred revenues                                     783,925        100,769
  Other accrued expenses                                366,690        219,029
  Income taxes payable                                     --          105,000
                                                    -----------    -----------
     Total current liabilities                        5,646,769      3,019,542

Deferred lease obligations                               90,629        102,964
Deferred income taxes                                 1,608,522      1,608,522
Long-term debt, excluding current installments           31,936        130,745
                                                    -----------    -----------
     Total liabilities                                7,377,856      4,861,773

Stockholders' equity:
  Common stock, $.10 par value, 12,000,000
   shares authorized; 3,613,788 and 3,556,424
   issued and outstanding in 1996 and 1995,
   respectively                                         361,379        355,643
  Additional paid-in capital                         14,894,630     14,770,853
  Note receivable from ESOP                            (169,677)      (250,177)
  Retained earnings                                   5,489,399      6,036,055
                                                    -----------    -----------
     Total stockholders' equity                      20,575,731     20,912,374
                                                    -----------    -----------
                                                    $27,953,587    $25,774,147
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.


                                  10-QSB - 3

                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                       For the Nine Months Ended September 30,
                                              1996                 1995
                                              ----                 ----
Cash Flows From Operating
 Activities:
  Net income (loss)                         $ (546,656)          $1,190,817
  Reconciling items:
    Provision for deferred taxes                  --                 96,818
    Depreciation and amortization            3,114,957            2,174,441
    (Decrease) increase in reserve
     for doubtful accounts                    (145,409)              75,000
    Salesperson award of treasury
     shares                                       --                  1,650
    Loss on disposal of property and
     equipment                                    --                 35,726
  Changes in operating assets and
   liabilities:
    Increase (decrease) in accounts
     receivable                             (2,961,499)           1,596,558
    Decrease in inventories                    151,968              471,524
    Increase in prepaid expenses               (65,474)            (159,914)
    (Increase) decrease in other
     assets                                     (7,651)                 463
    Increase in income taxes
     receivable                               (435,200)                --
    Increase in long-term receivable        (1,561,129)                --
    Increase (decrease) in accounts
     payable                                 1,522,842             (986,856)
    Increase (decrease) in due to
     affiliates, net                           183,952             (183,376)
    Increase (decrease) in accrued
     compensation and benefits                 181,548             (409,093)
    Increase in deferred revenues              683,156              155,150
    Increase (decrease) in other
     accrued expenses                          147,661             (565,682)
    (Decrease) increase in income
     taxes payable                            (105,000)             340,000
    Decrease in deferred lease
     obligation                                (12,335)             (11,021)
                                            ----------           ----------

    Net cash provided by operating
     activities                                145,731            3,822,205

Cash Flows From Investing
 Activities:
  Deferred program development costs        (3,750,374)          (2,735,190)
  Capital expenditures                        (346,597)            (485,241)
                                             ----------           ----------

  Net cash used in investing
     activities                             (4,096,971)          (3,220,431)

Cash Flows From Financing
 Activities:
  Repayments under line of credit                 --                (80,000)
  Principal payments under long-term
   debt                                        (88,710)            (348,905)
  Principal payments under capital
   lease obligation                               --                (38,285)
  Proceeds from long-term debt                    --              1,320,000
  Payments related to public offering             --               (306,566)
  Issuance of common stock                     129,513              110,418
  Employee stock ownership plan note
   collections                                  80,500               81,000
                                            ----------           ----------

    Net cash provided by financing
     activities                                121,303              737,662
                                            ----------           ----------

Net (decrease) increase in cash             (3,829,937)           1,339,436

Cash and cash equivalents at
 beginning of period                        10,348,762              439,923
                                            ----------           ----------

Cash and cash equivalents at end of
 period                                     $6,518,825           $1,779,359
                                            ==========           ==========


     See accompanying notes to condensed consolidated financial statements.


                                  10-QSB - 4

                        INDUSTRIAL TRAINING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

                                  (Unaudited)

1)   Significant Accounting Policies

a)  Basis of Presentation
    ---------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ComSkill Learning Centers, Inc., Activ Training, Ltd. and ITC Australasia Pty. Ltd. In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 and 1994 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

b)  Revenues and Cost
    -----------------

Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues on off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated joint venture and partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

2)   Accounts Receivable

Accounts receivable include the following:

                                                    September 30,   December 31,
                                                        1996           1995
                                                        ----           ----

Trade accounts receivable                           $ 6,719,946    $ 4,619,145
Current portion of long-term receivable, net
 (Note 3)                                               952,287           --
Unbilled contract receivables                           274,295        291,311
Less allowance for doubtful accounts                    (44,638)      (190,047)
                                                    -----------    -----------
  Trade accounts receivable, net                      7,901,890      4,720,409
Other receivables                                         7,072         81,645
                                                    -----------    -----------
                                                    $ 7,908,962    $ 4,802,054
                                                    ===========    ===========


                                  10-QSB - 5

3)   Long-term Receivable

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June, 1997. Total revenues recognized under the contract during the second quarter for the courseware license and hardware were $3,838,000, representing 23% of the Company's year to date revenues. Dealer fees relating to this sale have been charged against the related revenues, and are only payable when proceeds are received by the Company. The long-term portion of the net receivable has been discounted assuming a 6% interest rate.

Components of long-term receivable include the following:

                                                                   September 30,
                                                                        1996
                                                                        ----

  Receivable from DeKalb County (GA) Board of Education             $ 3,525,000
  Related dealer fees payable                                          (797,083)
  Less amounts classified as current, net of related dealer fees       (952,287)
  Less amount representing interest                                    (214,501)
                                                                    -----------
                                                                    $ 1,561,129
                                                                    ===========

4)   Investments in and Due to Affiliates

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In each of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of joint venture profits. Sales of programs related to these activities were $1,844,000 and $1,560,000 for the first nine months of 1996 and 1995 respectively. Additionally, during the fourth quarter of 1995 and the first nine months of 1996, the Company developed new training products for certain partnerships. In order to finance the product development activities for these partnerships, the Company has guaranteed two bank loans for two of the partnerships. At September 30, 1996, the outstanding balance of these loans totaled $526,000. Revenues recognized by the Company for the development of these training programs were $532,000 for the first nine months of 1996.

5)   Note Payable to Bank

At September 30, 1996, the Company had no amounts outstanding relating to its $3,000,000 revolving bank line of credit, which bears interest at prime (8.25% at September 30, 1996). Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

The loan agreement includes certain covenants which limit borrowings and the ability to merge or dispose of assets, and requires the maintenance of minimum working capital and tangible net worth ratios.


                                  10-QSB - 6

6)   Other Events

Effective September 1, 1996, ITC Australasia Pty. Ltd. (ITCA), a newly formed and wholly owned subsidiary of the Company, purchased substantially all of the assets of Acumen People and Productivity Pty. Ltd. (Acumen) for approximately $80,000. Acumen had been a distributor of ITC products in Australia and Asia since 1991. ITCA was created in order to continue the expansion of the Company's presence in the international marketplace, particularly throughout Australia and the Pacific Rim.

The following table sets forth proforma unaudited results of operations of the Company for the nine months ending September 30, 1996 and 1995, as if ITCA had been acquired as of January 1, 1995.

                                      Nine Months Ending   Nine Months Ending
                                         September 30,       September 30,
                                             1996                 1995
                                             ----                 ----

Net Revenues                              $ 17,586,901         $ 18,189,910
                                          ============         ============

Net income (loss)                         $  (495,060)         $ 1,090,912
                                          ============         ============

Net income (loss) per common share        $     (0.14)         $      0.42
                                          ============         ============


                                   10-QSB - 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)  Results of Operations

For the quarter ended September 30, 1996, revenues aggregated $5,537,000 as compared to $6,038,000 for the quarter ended September 30, 1995, representing a decrease of $501,000 or 8%. For the nine months ended September 30, 1996, total revenues were $16,858,000, a decrease of $436,000 or 3% as compared to the same period in 1995. Sales of the Company's off-the-shelf multimedia training courseware and courseware licenses totaled $3,567,000 for the third quarter of 1996 as compared to $4,863,000 achieved during the same period of 1995, representing a decrease of 1,296,000 or 27%. Sales of off-the-shelf multimedia training courseware and courseware licenses through September 30, 1996, totaled $11,971,000, representing a decrease of $476,000 or 4% from the corresponding year to date results of 1995.

The shortfall in revenues for both the third quarter of 1996 and first nine months of 1996 can be principally attributed to a decline in sales of off-the-shelf courseware and courseware licenses due to the continued delays in converting ITC's traditional customer base in the process and manufacturing markets from laserdisc technology to digital CD-ROM courseware. Although the conversion issue has been a significant factor in the performance of the traditional domestic sales area, it appears to have been less of a factor within the international, government and education markets, which have been a primary focus of the Company during 1996. To date, these three targeted markets have yielded positive results, with aggregate revenues growing at a rate of 10% and 115% for the quarter and nine months ending September 30, 1996 as compared to the previous year.

Revenues from international operations totaled $1,010,000 and $1,905,000 for the three months and nine months ended September 30, 1996, respectively. This represents increases of $726,000 and $882,000 as compared to the same periods in 1995. This significant growth in the international markets has been due to the Company's expansion of direct sales in the international marketplace with both Activ Training, Ltd., the Company's London-based operation, and ITC Australasia Pty. Ltd., the Company's newly incorporated subsidiary located in Australia.

Hardware revenues for the three months ended September 30, 1996, aggregated $1,566,000, representing an increase of $652,000 or 71% as compared to the third quarter of 1995. For the first nine months of 1996, hardware revenues totaled $3,403,000, an increase of $89,000 or 3% as compared to the corresponding period in 1995. Sales of hardware systems accounted for 28% of third quarter 1996 total revenues and 20% of total revenues for the first nine months of 1996.
This compares to 15% and 19%, respectively, for the comparable periods in 1995.

Gross margin percentages declined from 42% to 24% and 42% to 31% for the comparative third quarters and comparative year to date results, respectively. Gross margin for the third quarter of 1996 totaled $1,321,000, a decrease of $1,212,000 or 48% from $2,533,000 which was reported for the third quarter of 1995. For the nine months ending September 30, 1996, gross margin aggregated $5,224,000, as compared to $7,336,000 for the comparable period in 1995, representing a decrease of $2,112,000 or 29%. The significant decrease in gross margin for both the third quarter of 1996 and the first nine months of 1996 is due to a number of factors, including lower sales of the Company's off-the-shelf training courseware and courseware licenses, which produce higher margins than hardware sales or other products and services, increased product amortization associated with the Company's product development activities, higher product fulfillment costs, and increased dealer fees associated with certain product sales, principally within the government and education markets.

Selling, general and administrative expenses totaled $2,332,000 for the third quarter and $6,672,000 for the nine months ended September 30, 1996. This compares to $1,786,000 and $5,381,000 for the corresponding periods in 1995. The increases in selling, general and administrative expenses of $546,000 over the third quarter 1995 and $1,291,000 over the nine months ended September 30, 1995, is primarily due to an overall increase in sales and marketing related activities, including product promotions, trade shows and travel, and costs associated with the


                                  10-QSB - 8
expanded international operations. During the third quarter of 1996, the Company took positive steps to control the growth of overall selling, general and administrative expenses by eliminating approximately $593,000 of annualized costs. While these changes will have a favorable impact on the upcoming fourth quarter, the majority of the impact of these cost reductions will be realized during fiscal 1997.

Net interest income for the third quarter of 1996 aggregated $126,000 as compared to net interest expense of $27,000 for the third quarter of 1995. For the nine months ending September 30, 1996, the Company earned $368,000 of interest income, representing an increase of $449,000 as compared to the same period of 1995. The increases in net interest income as compared to 1995 are primarily due to interest on cash balances resulting from the proceeds of the Company's third quarter 1995 public offering.

b)  Net Loss

The substantial decrease in earnings before taxes was partially offset by an interim tax benefit, resulting in a net loss of $498,000 or 14 cents per share for the third quarter and a net loss of $547,000 or 15 cents per share for the nine months ended September 30, 1996. This represents decreases of $962,000 or 32 cents and $1,738,000 or 61 cents as compared to the same periods in 1995.

c)  Cash Flow, Liquidity and Capital Resources

Working capital at September 30, 1996 was $10,276,000 as compared to $13,274,000 at December 31, 1995, a decrease of $2,998,000. The decrease is primarily due to the operating loss experienced during the first nine months of 1996 and the significant investment in program development made by the Company of $3,750,000 during 1996. The Company anticipates that the rate of spending on program development activities will substantially decline throughout the remainder of 1996.

For the period ended September 30, 1996, cash flow from operations totaled $146,000. The lower overall cash flow from operations is primarily due to reduced earnings. Additionally, cash flow from operations was reduced by increases in current accounts receivable and long-term accounts receivable resulting from the Company's second quarter 1996 transaction with DeKalb County
(GA) Board of Education. This reduction in operating cash flow was partially offset by increases in accounts payable and other accruals and the continued impact of the Company's significant non-cash charges for amortization of product development and depreciation of fixed assets.

Management believes that the Company's existing cash balances combined with the Company's existing resources and available line of credit are adequate to meet working capital needs and other financing requirements for the next 12 months.


                                  10-QSB - 9

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


                                  10-QSB - 10

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
        (Registrant)



BY   /s/ James H. Walton                    DATE          10/25/96
     ---------------------------------             -----------------------
     James H. Walton
     Chairman of the Board and
     Chief Executive Officer



BY   /s/ Philip J. Facchina                 DATE          10/25/96
     ---------------------------------             -----------------------
     Philip J. Facchina
     President and
     Chief Operating Officer



BY   /s/ Frank A. Carchedi                  DATE          10/25/96
     ---------------------------------             -----------------------
     Frank A. Carchedi
     Vice President, Treasurer and
     Chief Financial Officer



BY   /s/ Christopher E. Mack                DATE          10/25/96
     ---------------------------------             -----------------------
     Christopher E. Mack
     Controller


                                  10-QSB-11

                               Index to Exhibits

   Exhibit                                                      Page
     No.                     Description                         No.
--------------------------------------------------------------------------
     3.1   Amended Articles of Incorporation of the
           Company, incorporated by reference to the
           Company's Form 10-Q for the quarter ended
           June 30,1996, filed July 25, 1996 with the
           SEC (Commission File No. 33-61393).

     3.2 Restated By-Laws of the Company, incorporated by reference to the Company's Registration
           Statement Form SB-2 filed July 28, 1995 with the SEC (Commission File No. 33-61393).

     4.1 Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's
           Registration Statement on Form SB-2 filed
           July 28, 1995 with the SEC (Commission
           File No. 33-61393).