Form 10KSB
period 1996-12-31
INDUSTRIAL TRAINING CORP
filed 1997-03-14
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required] for the Fiscal Year ended December 31, 1996

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number 0-13741

                         INDUSTRIAL TRAINING CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

          Maryland                                  52-1078263
          --------                                  ----------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

             13515 Dulles Technology Drive, Herndon, Virginia 20171
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

Issuer's telephone number (including area code)                (703)713-3335

          Securities registered pursuant to Section 12(b) of the Act:

               None                                     None
               ----                                     ----
        (Title of each Class)                  (Name of each exchange on
                                                   which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.10 par value per share
                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                       No
                          -------                       -------
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [ ]

Issuer's revenues for the year ended December 31, 1996 were $22,143,570. Aggregate market value of voting stock held by non-affiliates and outstanding at February 14, 1997 was $13,356,054. Amount was computed using the average bid and ask price as of February 14, 1997, which was $4.50. As of February 14, 1997, 3,897,034 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the proxy statement for the annual shareholders meeting to be held May 6, 1997 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Part I                                                                                    Page
------                                                                                    ----

Item 1            Description of Business                                                  1

Item 2            Description of Properties                                                2

Item 3            Legal Proceedings                                                        3

Item 4            Submission of Matters to a Vote of Security Holders                      3


Part II
-------

Item 5            Market for Common Equity and Related Stockholder Matters                 4

Item 6            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                            4

Item 7            Financial Statements                                                     7

Item 8            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                 22


Part III
--------

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                       23

Item 10           Executive Compensation                                                  25

Item 11           Security Ownership of Certain Beneficial Owners and Management          25

Item 12           Certain Relationships and Related Transactions                          26

Item 13           Exhibits and Reports on Form 8-K                                        26

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

During 1996, the Company concentrated its efforts on product development and increasing distribution capabilities. The majority of the Company's product development efforts focused on improving ITC's core multimedia training products, including converting its existing analog laserdisc training programs into the digital CD-ROM format. The conversion provides ITC's customers with a wide range of products in digital formats.

During 1996, Activ Training, Ltd. ("Activ"), a wholly-owned subsidiary of the Company incorporated in November 1995 as a private limited company of England and Wales, became fully operational. Activ Training was created in order to expand the Company's sales, marketing and distribution activities within the international marketplace. Activ Training is headquartered in London, England.

The Company has further expanded its international distribution capabilities with the September 1996 acquisition of certain assets and assumption of certain liabilities of Acumen People and Productivity Pty. Ltd. ("Acumen"), an Australian distributor of ITC products since 1991. The Company formed a wholly-owned subsidiary, ITC Australasia Pty. Ltd. ("ITCA"), to acquire Acumen, and to implement the expansion of the Company's sales efforts into the Pacific Rim.

On December 31, 1996, the Company acquired Anderson Soft-Teach, Inc. ("AST"), located in Los Gatos, California for $4,500,000 and 300,000 shares of ITC stock. AST is a leading developer, producer and distributor of computer skills training software. The acquisition of AST significantly expands the distribution resources of ITC in the services market and the ability of the Company to provide networkable products and just-in-time training solutions. AST will continue to operate under its own name as a wholly-owned subsidiary of ITC.

In October 1996, the Company announced a distribution alliance with Vallen Corporation, a leading provider of safety solutions. Furthermore, in January 1997, a joint marketing agreement with IBM was announced. These alliances combine ITC's extensive products with the industry experience and distribution networks of these two significant partners, and are considered important steps in expanding the Company's distribution capabilities.

(b)  Narrative Description of Business
     ---------------------------------

ITC is a full-service training company specializing in the development, production, marketing and sale of off-the-shelf training courseware for corporate, educational and governmental organizations. ITC courseware uses the power of full-motion video as a learning tool on a PC platform. These courses combine high quality video and sound with the PC's capability for graphics and automatic recordkeeping. Standard multimedia platforms for ITC products include both AVI and MPEG CD-ROM digital video format. The majority of the Company's multimedia products are sold under the Company's registered trademark Activ(R). These products are focused in five primary areas, as represented by the five Activ(R) Learning Libraries: the "Activ(R) PC Skills Learning Library," the "Activ(R) Regulatory Training Learning Library," the "Activ(R) Basic Skills Learning Library," the "Activ(R) Technical

Skills Learning Library," and the "Activ(R) INVOLVE(R) Instrumentation Learning Library." With the addition of AST, the Company has expanded its offerings of networkable multimedia training solutions for computer skills training and added on-line electronic performance support systems (EPSS).

Distribution of the Company's products is managed through a number of channels. Primarily, the Company employs a direct salesforce which is responsible for sales of the Company's multimedia training products throughout North America, Australia and the United Kingdom, with the exception of those territories which have been sold to certain resellers as exclusive territories for distribution of the "Activ(R) PC Skills Learning Library." These resellers in turn employ sales persons to market and sell ITC's "PC Skills" products throughout their protected territories. In certain other U.S. markets, the Company also uses dealers to distribute its courseware products. In foreign markets other than Canada, Australia and the United Kingdom, the Company markets its products primarily through dealers and distributors.

All of the Company's training programs are proprietary and, as a result, they are all protected by copyright. The Company's libraries of marketable off-the-shelf products include in excess of 200 training programs, all of which were produced by the Company. Certain of the Company's "Basic Skills" and "Technical Skills" products are owned by limited partnerships in which the Company acts as a general partner and, in some cases, the Company participates as a limited partner.

In addition to selling multimedia training courseware, the Company sells related hardware products. The Company uses many IBM compatible hardware systems for the delivery of its products. In addition to being an authorized IBM Industry Remarketer and a Value Added Reseller, the Company utilizes the products of Compaq, Hewlett Packard, Gateway 2000 and other computer hardware manufacturers. Such hardware is integrated with ITC's courseware to provide a full-service solution to the training needs of ITC's clients.

All materials used in the Company's products are available from numerous sources of supply. The Company does not foresee any shortage of such materials. Further, ITC does not believe that the loss of any single supplier would have a material adverse effect on the Company taken as a whole.

There are many companies engaged in the business of providing training and instructional materials using various media. These companies include providers of traditional instructor-led training, multimedia developers and sellers, textbook publishers, and others, all of which compete for available training funds. At present, there are several providers of interactive multimedia training products and management believes that the number of companies providing multimedia training products will continue to increase in the future. Some of these companies are larger and have greater resources than ITC, while others offer only specialized training materials. Considering the diversity of the Company's "Learning Libraries" and the related multiple platforms, management believes that ITC offers the most broad array of multimedia training products and services available.

At December 31, 1996, the Company and its subsidiaries employed a total of 120 people, all of whom are full-time. This represents an increase of 37 employees since December 31, 1995, due primarily to the acquisition of AST. The Company utilizes free-lance and temporary personnel who are familiar with ITC's development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently occupies 26,225 square feet of office, warehouse and production space in a commercial building located at 13515 Dulles Technology Drive, Herndon, Virginia. This lease will expire in June of 1999. As a result of the AST acquisition, the Company occupies 15,515 square feet of office and warehouse space in Los Gatos, California. This lease expires on July 31, 2000. The

Company also occupies 3,405 square feet of office space in a commercial building located at 2000 RiverEdge Parkway, Atlanta, Georgia. This lease will expire in January of 2001. The Company also leases 950 square feet of office space in a commercial building located at 2 Milliston Road, Suite 1C, Millis, Massachusetts. This lease expires in March of 1997. Additionally, the Company has various leased space for its international operations in Australia, Canada, and the United Kingdom. All facilities are in good condition and are adequate for the Company's use.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matters to a vote of security holders since the May 1996 Annual Meeting of Stockholders.

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


                                                            High                Low
                                                            ----                ---
                      1st    Quarter, 1995                 10 1/2              6 1/4
                      2nd    Quarter, 1995                 10 1/2                8
                      3rd    Quarter, 1995                 11 1/4              9 5/8
                      4th    Quarter, 1995                   11                8 3/4
                      1st    Quarter, 1996                  9 1/2              6 1/4
                      2nd    Quarter, 1996                    9                  6
                      3rd    Quarter, 1996                  8 1/4             5 5/16
                      4th    Quarter, 1996                 6 5/16                4

(b)  Holders
     -------

As of December 31, 1996, there were 1,039 holders of record of the Company's Common Stock, the Company's only class of stock.

(c)  Dividends
     ---------

Shareholders of the Company's Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
--------

During 1996, revenues for ITC totaled $22,144,000 as compared to $22,769,000 for fiscal 1995, a decrease of $625,000 or 3%. Courseware revenues, which include sales of off-the-shelf courseware, custom courseware and consulting services, fees and royalties and linear training products, totaled $18,003,000, compared to $18,496,000 for 1995. Sales of hardware systems remained consistent with the previous year, totaling $4,141,000 in 1996 and $4,273,000 in 1995.

While the Company was successful in achieving substantial revenue growth in its three new target markets of education, government, and international, sales in ITC's traditional customer base in the process and manufacturing markets slowed substantially. This is primarily attributable to the Company's inability to rapidly convert the traditional customer base from laser videodisc products to digital CD-ROM courseware. Sales for the three target markets noted above more than doubled from 1995 to 1996, but the increase was completely offset by the decline in sales to the traditional domestic customer.

Revenues from international operations totaled $2,972,000 for 1996 compared to $1,542,000 in 1995, an increase of 93%. This significant growth is due to the Company's expansion of direct sales efforts in the international marketplace, through Activ Training, based in London, and ITCA, located in Australia. Activ Training was established in the fourth quarter of 1995, and ITCA began operations on September 1, 1996.

In the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education for the sale of a district-wide multicopy courseware license. Approximately $3,200,000 in courseware revenues were recognized during 1996, as part of a $5,060,000 contract including courseware, hardware systems and services. As a result of the DeKalb contract, courseware sales in the education market totaled $4,607,000, an increase of $2,507,000 or 119% over 1995.

Costs and Expenses
------------------

Gross margins on courseware sales declined from 53% to 39% as courseware cost of sales increased to $10,999,000 from $8,773,000 in 1995. This increase of $2,226,000 or 25% is principally attributable to an increase in the amortization of capitalized program development costs and an increase in dealer fees associated with sales in the education and government markets.

During 1996, sales of product in laser videodisc format declined dramatically as a result of the conversion of all the Company's multimedia products to digital formats. As a result, the Company recorded an additional $3,300,000 charge, principally consisting of the unamortized cost of laser videodisc product, to reduce capitalized program development costs to net realizable value.

Additionally, in connection with the acquisition of AST effective December 31, 1996, the Company recorded a charge of $2,500,000, representing the value assigned to acquired in-process research and development.

Selling, general and administrative expenses totaled $9,316,000 in 1996 compared to $7,531,000 in 1995, an increase of $1,785,000 or 24%. This increase is principally attributable to expanded sales and marketing efforts in the target markets mentioned above, particularly the increase in direct sales efforts internationally resulting from the start up of Activ Training and the September 1, 1996 acquisition of ITCA.

Interest income, net of interest expense, was $467,000 in 1996 compared to $42,000 in 1995, an increase of $425,000, resulting from interest on the cash balances from the remaining proceeds of the Company's 1995 public offering. Interest income is expected to decline dramatically as average cash balances are expected to be substantially lower in 1997.

Taxes
-----

As a result of the Company's significant operating loss during 1996, a substantial tax benefit has been recorded, a portion of which is expected to result in a refund of previously paid taxes.

Net Loss
--------

Including the above mentioned write-offs of capitalized program development costs of $3,300,000 and acquired research and development of $2,500,000, both on a pre-tax basis, the net loss for 1996 totaled $5,659,000 or $1.59 per share compared to net income of $1,507,000 or $.54 per share in 1995.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

Working capital at December 31, 1996 was $6,056,000 as compared to $13,274,000 at December 31, 1995, a decrease of $7,218,000. The substantial reduction in working capital resulted from program development costs incurred and capitalized during 1996 of approximately $4,000,000, as well as the acquisition of AST, which utilized cash of approximately $4,300,000, net of cash acquired. These investments were funded by the Company's 1995 public offering.

Cash flow from operations totaled $983,000 for the year ended December 31, 1996 compared to $6,132,000 for the previous year. This decrease is primarily due to reduced earnings and the effect of increases in current and long-term accounts receivable, resulting principally from the second quarter sale to DeKalb County
(GA). These decreases in operating cash flow were offset by corresponding increases in accrued liabilities and the impact of significant non-cash charges of amortization and the write-offs mentioned above.

Management believes that cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital requirements for 1997.

ITEM 7.  FINANCIAL STATEMENTS


       Index                                                                                     Page
------------------------------------------------------------------------------------------------------

Report of Independent Auditors                                                                     8

Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995                                                                         9

Consolidated Balance Sheets as of December 31, 1996 and 1995                                   10-11

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1996 and 1995                                                                  12

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995                                                                        13

Notes to Consolidated Financial Statements                                                     14-22

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

The Board of Directors and Stockholders
Industrial Training Corporation

We have audited the accompanying consolidated balance sheets of Industrial Training Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Training Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Washington, D.C.                                Ernst & Young LLP
February 18, 1997

                        INDUSTRIAL TRAINING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                    Years ended December 31, 1996 and 1995

                                                                         1996                      1995
                                                                         ----                      ----
Revenues, net:
     Courseware                                                      $ 18,002,803              $ 18,495,997
     Hardware                                                           4,140,767                 4,272,667
                                                                     ------------              ------------
         Total revenues, net (note 3)                                  22,143,570                22,768,664

Costs and expenses:
     Courseware cost of sales                                          10,999,376                 8,772,664
     Hardware cost of sales                                             4,031,627                 4,098,232
     Reduction in capitalized program development costs                 3,300,000                       --
     Acquired research and development                                  2,500,000                       --
     Selling, general and administrative expenses                       9,316,163                 7,530,771
     Equity in earnings of affiliates                                    (216,832)                 (145,768)
                                                                     ------------              ------------
         Total costs and expenses                                      29,930,334                20,255,899
                                                                     ------------              ------------

Income (loss) before interest and provision for
     income taxes                                                      (7,786,764)                2,512,765

Interest income, net                                                      467,454                    42,343
                                                                     ------------              ------------

Income (loss) before provision for income taxes                        (7,319,310)                2,555,108

Income tax expense (benefit) (note 8)                                  (1,660,000)                1,048,000
                                                                     ------------              ------------

Net income (loss)                                                    $ (5,659,310)             $  1,507,108
                                                                     ============              ============

Net income (loss) per common share (note 1)                          $      (1.59)             $        .54
                                                                     ============              ============

Weighted average number of shares outstanding                           3,566,000                 2,794,000
                                                                     ============              ============

                             See accompanying notes.

                         INDUSTRIAL TRAINING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                           December 31, 1996 and 1995


                                     ASSETS

                                                                         1996                         1995
                                                                         ----                         ----
Current assets:
     Cash and cash equivalents                                      $  2,697,566                  $ 10,348,762
     Accounts receivable, net (notes 2, 5 and 6)                       7,641,066                     4,802,054
     Due from affiliates (note 3)                                         36,768                        18,842
     Inventories, net of reserve of $142,267 and
         $93,400 at December 31, 1996 and 1995,
         respectively (notes 5 and 6)                                  1,018,383                       871,072
     Prepaid expenses                                                    190,402                       253,061
     Income taxes receivable (note 8)                                    689,104                         --
                                                                    ------------                  ------------
         Total current assets                                         12,273,289                    16,293,791

Long-term receivable (notes 2, 5 and 6)                                1,589,916                         --

Property and equipment (note 6):
     Video and computer equipment                                      3,361,923                     3,221,982
     Furniture and fixtures                                              747,146                     1,037,404
     Leasehold improvements                                               95,422                        93,106
                                                                    ------------                  ------------
                                                                       4,204,491                     4,352,492
     Less accumulated depreciation and amortization                   (2,963,197)                   (3,036,918)
                                                                    ------------                  ------------
         Net property and equipment                                    1,241,294                     1,315,574

Capitalized program development costs, net
     of accumulated amortization of $977,775 and
     $5,203,491 at December 31, 1996 and 1995,
     respectively                                                      4,226,525                     5,941,079
Intangible assets, net of accumulated amortization of
     $511,111 and $346,111 at December 31, 1996
     and 1995, respectively (note 9)                                   3,975,840                     1,961,299
Investments in affiliates (note 3)                                         --                          231,315
Other                                                                     67,461                        31,089
                                                                    ------------                  ------------
         Total assets                                               $ 23,374,325                  $ 25,774,147
                                                                    ============                  ============

                             See accompanying notes.

                         INDUSTRIAL TRAINING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                           December 31, 1996 and 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1996                        1995
                                                                          ----                        ----
Current liabilities:
     Line of credit (note 5)                                       $       515,000              $          --
     Current installments of long-term debt (note 6)                       130,745                     117,175
     Accounts payable                                                    1,331,079                   1,621,543
     Due to affiliates (note 3)                                            335,797                     261,230
     Accrued compensation and benefits                                     826,764                     594,796
     Deferred revenues                                                   1,458,945                     100,769
     Other accrued expenses                                              1,619,326                     219,029
     Income taxes payable                                                      --                      105,000
                                                                   ---------------              --------------
         Total current liabilities                                       6,217,656                   3,019,542


Deferred lease obligations                                                 113,020                     102,964
Deferred income taxes (note 8)                                             353,522                   1,608,522
Long-term debt  (note 6)                                                       --                      130,745
                                                                   ---------------              --------------
         Total liabilities                                               6,684,198                   4,861,773


Commitments (note 10)

Stockholders' equity (notes 6, 7, 9 and 11):
     Common stock, $.10 par value, 12,000,000 shares
         authorized; 3,896,924 and 3,556,424 shares
         issued and outstanding in 1996 and
         1995, respectively                                                389,693                     355,643
     Additional paid-in capital                                         16,067,366                  14,770,853
     Note receivable from ESOP                                            (143,677)                   (250,177)
     Retained earnings                                                     376,745                   6,036,055
                                                                   ---------------              --------------
         Total stockholders' equity                                     16,690,127                  20,912,374
                                                                   ---------------              --------------
         Total liabilities and stockholders' equity                $    23,374,325              $   25,774,147
                                                                   ===============              ==============

                             See accompanying notes.

                         INDUSTRIAL TRAINING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     Years ended December 31, 1996 and 1995

                                                       Common Stock               Additional
                                                       ------------                 Paid-In
                                                  Shares          Par Value         Capital
                                                  ------          ---------         -------
Balance at January 1, 1995                       2,448,824     $   244,883      $   5,638,493

Note payments                                        -               -                  -

New shares issued:
    Stock issuance                               1,032,500         103,250          8,945,353
    Stock options exercised                         74,500           7,450            182,192
    Common stock issued to employees                   600              60              4,815

Net income                                           -               -                  -
                                               -----------     -----------      -------------
Balance at December 31, 1995                     3,556,424         355,643         14,770,853


Note payments                                        -               -                  -

New shares issued:
     Stock issuance                                300,000          30,000          1,170,000
     Stock options exercised                        40,000           4,000            123,113
     Common stock issued to employees                  500              50              3,400

Net loss                                             -               -                  -
                                               -----------     -----------      -------------
Balance at December 31, 1996                     3,896,924     $   389,693      $  16,067,366
                                               ===========     ===========      =============


                                                                                              Total
                                                  Note Receivable       Retained          Stockholders'
                                                     From ESOP          Earnings             Equity
                                                     ---------          --------             ------
Balance at January 1, 1995                       $   (358,177)      $   4,528,947       $   10,054,146

Note payments                                         108,000               -                  108,000

New shares issued:
    Stock issuance                                      -                   -                9,048,603
    Stock options exercised                             -                   -                  189,642
    Common stock issued to employees                    -                   -                    4,875

Net income                                              -               1,507,108            1,507,108
                                                 ------------       -------------       --------------
Balance at December 31, 1995                         (250,177)          6,036,055           20,912,374


Note payments                                         106,500               -                  106,500

New shares issued:
    Stock issuance                                      -                   -                1,200,000
    Stock options exercised                             -                   -                  127,113
    Common stock issued to employees                    -                   -                    3,450

Net loss                                                -              (5,659,310)          (5,659,310)
                                                 ------------       -------------       --------------
Balance at December 31, 1996                     $   (143,677)      $     376,745       $   16,690,127
                                                 ============       =============       ==============

                             See accompanying notes.

                        INDUSTRIAL TRAINING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                    Years ended December 31, 1996 and 1995

                                                                           1996                    1995
                                                                           ----                    ----
Cash flows from operating activities:
Net income (loss)                                                       $ (5,659,310)           $  1,507,108
Reconciling items:
     Reduction in capitalized program development costs                    3,300,000                     --
     Acquired research and development                                     2,500,000                     --
     Provision (benefit) for deferred taxes                               (1,255,000)                556,000
     Depreciation and amortization                                         4,091,483               2,987,304
     Salespeople awards of common shares                                       3,450                   4,875
     Loss on sale of property and equipment                                      --                   29,772
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       (4,428,928)              2,491,423
         Decrease (increase) in inventories                                 (147,311)                332,804
         Decrease (increase) in prepaid expenses                              62,659                (134,615)
         Increase (decrease) in due to affiliates, net                        56,641                 (91,396)
         Decrease (increase) in other assets                                 (36,372)                 42,680
         Decrease in accounts payable                                       (290,464)               (490,728)
         Increase (decrease) in accrued expenses                           2,990,441              (1,086,840)
         Increase (decrease) in deferred lease obligation                     10,056                 (16,352)
         Increase in income taxes receivable                                (794,104)                    --
         Net effect of acquired operating assets and liabilities             579,454                     --
                                                                        ------------            -----------
Net cash provided by operating activities                                    982,695               6,132,035

Cash flows from investing activities:
     Capitalized program development costs                                (3,997,925)             (3,779,566)
     Capital expenditures                                                   (326,007)               (755,707)
     Investment in affiliates                                                     --                 (100,625)
     Acquisitions, net of cash acquired                                   (4,426,397)                     --
                                                                        ------------            ------------
Net cash used in investing activities                                     (8,750,329)             (4,635,898)

Cash flows from financing activities:
     Repayments under line of credit                                             --                  (80,000)
     Proceeds from long-term debt                                                --                1,320,000
     Principal payments under term loans                                    (117,175)             (2,135,257)
     Payments under capital lease
         obligations, net of deferred interest                                   --                  (38,286)
     Issuance of common stock                                                127,113               9,238,245
     Employee stock ownership plan note collections                          106,500                 108,000
                                                                        ------------            ------------
         Net cash provided by financing activities                           116,438               8,412,702
                                                                        ------------            ------------

Net increase (decrease) in cash                                           (7,651,196)              9,908,839

Cash and cash equivalents at beginning of year                            10,348,762                 439,923
                                                                        ------------            ------------
Cash and cash equivalents at end of year                                $  2,697,566            $ 10,348,762
                                                                        ============            ============

                             See accompanying notes.

                         INDUSTRIAL TRAINING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           December 31, 1996 and 1995

1)   Summary of Significant Accounting Policies
     ------------------------------------------

a)   Basis of Presentation
     ---------------------

The consolidated financial statements of Industrial Training Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Anderson Soft-Teach, Inc. ("AST"), ITC Australasia Pty. Ltd. ("ITCA"), Activ Training, Ltd., and ComSkill Learning Centers, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a full-service training company specializing in the development, production, marketing and sale of both off-the-shelf and custom multimedia training courseware for corporate, educational and governmental organizations. ITC's multimedia training courseware combines full-motion video, audio, animation, graphics and text into a single training presentation.

b)   Revenues and Costs
     ------------------

Revenues from courseware include both off-the-shelf and custom courseware sales, courseware licenses and consulting service revenues. The Company recognizes revenues on off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated joint venture and partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon delivery of the initial copy of each product licensed, less any duplication costs which are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

The Company recognizes revenues from initial franchise fees when franchise agreements have been fully executed, the Company has substantially fulfilled all of its obligations to the franchisee under the agreement, and the non-refundable franchise fee has been paid. During 1995, the Company recognized revenue from initial franchise fees of $210,000. Such amounts have been included in courseware revenues in the accompanying consolidated statements of operations. During 1996, the Company recognized no revenue from initial franchise fees.

Although the Company conducts certain of its business in foreign markets, the Company's exposure to foreign currency risk is not considered material.

c)   Capitalized Program Development Costs
     -------------------------------------

Certain costs of developing and producing off-the-shelf courseware have been capitalized. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead. These capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related programs which range from three to six years. The related amortization expense is included in the cost of sales and amounts to approximately $3,202,000 and $2,197,000 in 1996 and

1995, respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product's prospects for future sales, and, if necessary, adjusts asset values to net realizable value.

During 1996, sales of product in laser videodisc format declined dramatically as a result of the conversion of all the Company's multimedia products to digital format, and the Company has determined that potential future sales in the laser videodisc format are limited. As a result, the Company recorded an additional $3,300,000 pre-tax charge, principally consisting of the unamortized cost of laser videodisc product, to reduce all capitalized program development costs in excess of net realizable value.

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

f)   Property and Equipment
     ----------------------

Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets. Depreciation and leasehold amortization expense amounted to approximately $736,000 and $535,000 in 1996 and 1995, respectively.

g)   Investments in Affiliates
     -------------------------

Investments in affiliated joint ventures and limited partnerships are accounted for using the equity method and, accordingly, the initial cost of the investments are adjusted for the Company's proportionate share of joint venture and partnership undistributed earnings or losses.

h)   Income Taxes
     ------------

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs, revenue recognition and net operating loss carryforwards.

i)   Net Income (Loss) Per Common Share
     ----------------------------------

Earnings per common share are based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents.

j)   Intangible Assets
     -----------------

Intangible assets include allocations of the purchase price of acquisitions to work-force investments, customer base and goodwill. These assets are being amortized using the straight-line method over estimated useful lives of five to fifteen years. Amortization expense for 1996 and 1995 amounted to approximately $165,000 and $140,000, respectively. During 1995, the Company adjusted goodwill to reflect the utilization of the acquired tax benefits (see Note 8). The net effect of this adjustment was to decrease the amount of goodwill originally recorded by approximately $84,000. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of intangible assets. Factors that management uses to evaluate continuing value include sales from acquired product lines, employee turnover, and development of related customer and distribution networks that were in place at the date of the acquisition.

k)   Research and Development
     ------------------------

Research and development costs consist of software-related expenditures incurred during the course of planned search and investigation aimed at developing new products or processes. The Company expenses all research and development costs as they are incurred.

l)   Stock Option Plans
     ------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which has been adopted in the current financial statements. The Company's method of adoption of SFAS No. 123 requires additional footnote disclosures regarding the Company's stock-based compensation, but does not impact the financial position or the results of operations of the Company.

m)   Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

n)   Reclassifications
     -----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

2)   Accounts Receivable
     -------------------

Accounts receivable include the following at December 31:

                                                               1996                         1995
                                                               ----                         ----
Trade accounts receivable                                 $   6,738,762               $   4,619,145
Current portion of long-term receivable, net                  1,012,287                         --
Unbilled contract receivables                                   182,025                     291,311
Less allowance for doubtful accounts                           (296,148)                   (190,047)
                                                          -------------               -------------
    Trade accounts receivable, net                            7,636,926                   4,720,409
Other receivables                                                 4,140                      81,645
                                                          -------------               -------------
                                                          $   7,641,066               $   4,802,054
                                                          =============               =============

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June 1997. Total revenues recognized under the contract during the second quarter for the courseware license and hardware were $3,218,000 and $620,000, respectively. Dealer fees relating to this sale have been charged against the related revenues, and are payable only when proceeds are received by the Company. The long-term portion of the net receivable has been discounted assuming a 6% interest rate.

Components of long-term receivable include the following:

                                                                                       December 31,
                                                                                           1996
                                                                                           ----
     Receivable from DeKalb County (GA) Board of Education                            $   3,525,000
     Related dealer fees payable                                                           (737,083)
     Less amounts classified as current, net of related dealer fees                      (1,012,287)
     Less amount representing interest                                                     (185,714)
                                                                                      -------------
                                                                                      $   1,589,916
                                                                                      =============

3)   Investments in and Due to Affiliates
     ------------------------------------

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $2,493,000 and $2,103,000 in 1996 and 1995, respectively. Additionally, in connection with the development of new off-the-shelf partnership programs, the Company billed certain of the ITP partnerships approximately $532,000 and $52,000 in 1996 and 1995, respectively. Amounts earned but not billed to the ITC partnerships totaling $21,000 are included in unbilled receivables at December 31, 1996. In connection with the financing of product development activities for these partnerships, the Company has guaranteed two bank loans for two of the partnerships. At December 31, 1996, the outstanding balance of these loans totaled $467,000.

4)   Leases
     ------

The Company has several noncancelable operating leases, primarily for office space and transportation equipment, that expire over the next four years, certain of which include purchase or renewal options at fair value at the time of renewal.

Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

         Year ending December 31:
         -----------------------
                   1997                                      $     769,000
                   1998                                            744,000
                   1999                                            549,000
                   2000                                            252,000
                                                             -------------
        Total future minimum lease payments                  $   2,314,000
                                                             =============

Rental expenses for operating leases for the years ended December 31, 1996 and 1995 were approximately $533,000 and $532,000, respectively.

5)   Line of Credit
     --------------

At December 31, 1996, the Company had no amounts outstanding relating to its $3,000,000 revolving bank line of credit, which bears interest at prime (8 1/4% at December 31, 1996). Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

The loan agreement includes certain covenants which limit borrowings and the ability to merge or dispose of assets, and requires the maintenance of minimum working capital and tangible net worth ratios.

In connection with the acquisition of AST, the Company assumed a line of credit with an outstanding balance of $515,000 at December 31, 1996. In January 1997, this amount was repaid and the related line of credit was terminated.

6)   Long-term Debt
     --------------

Long-term debt consists of the following at December 31:                           1996               1995
                                                                                   ----               ----
     8.0% note payable to financial institution due in monthly             $       130,745     $     247,920
     principal and interest installments of $11,278 through December
     1997, collateralized by the assignment of interest in the
     shares of the Company's common stock held by the ESOP, accounts receivable, inventory and property and equipment.

     Less current installments                                                    (130,745)         (117,175)
                                                                           ---------------     -------------
     Long-term debt, excluding current installments                        $           --      $     130,745
                                                                           ===============     =============

Interest paid on all debt amounted to approximately $34,000 and $154,000 in 1996 and 1995, respectively.

7)   Stock Options and Stock Warrants
     --------------------------------

At December 31, 1996, the Company had outstanding options to purchase common stock under three separate incentive stock option plans. Two of these plans, the 1992 Director Incentive Stock Option Plan and the 1992 Key Employee Incentive Stock Option Plan have effectively replaced the Company's 1982 Incentive Stock Option Plan. Options granted under the 1992 Director Incentive Stock Option Plan may be qualified or non-qualified. From time to time, the Company also has granted other non-qualified options to certain individuals. The Company also has outstanding 14,572 warrants to purchase common stock. These warrants are exercisable at $3.50 and expire in 1998.

The following table summarizes option activity:

                                                  Non-qualified Options               Qualified Options
                                                  ---------------------               -----------------
                                                 No. of          Exercise          No. of         Exercise
                                                 Options           Price           Options          Price
                                                 -------           -----           -------          -----
Outstanding at January 1, 1995                   51,000         $2.125-7.50        174,500       $1.994-6.75
Granted                                          75,000                             20,000
Canceled or expired                                 --                              (2,000)
Exercised                                        (9,000)                           (65,500)
                                            -----------                         ----------
Outstanding at December 31, 1995                117,000         $2.875-7.50        127,000      $2.875-10.05
Granted                                             --                              95,000
Canceled or expired                                 --                             (41,000)
Exercised                                        (6,000)                           (34,000)
                                            -----------                         ----------
Outstanding at December 31, 1996                111,000         $5.00-7.50         147,000       $4.75-6.50
                                            ===========                         ==========
Exercisable at December 31, 1996                 91,000         $5.00-7.50          52,000       $5.00-6.50
                                            ===========                         ==========

Qualified options outstanding under the Company's stock option plans expire as follows: 3,000 in 1997, and 144,000 in 1998 through 2002. There are 146,000 options available for additional grants. Outstanding non-qualified options expire as follows: 111,000 between 1999 and 2001. There are 29,000 options available for additional grants.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans because stock options are granted with an exercise price equal to the fair value of the stock on the grant date. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's 1996 net income and earnings per share would not have been materially affected. The fair value of the options granted was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 69%, risk-free interest rate of 6.25% and an expected life of five years.

8)  Income Taxes
    ------------

The components of income tax expense (benefit) are as follows:

                                                   1996               1995
                                                   ----               ----
     Current:
         Federal                            $     (320,000)       $    438,500
         State                                     (85,000)             53,500
                                            --------------        ------------
                                                  (405,000)            492,000

     Deferred:
         Federal                                (1,148,000)            477,500
         State                                    (107,000)             78,500
                                            --------------        ------------
                                                (1,255,000)            556,000
                                            --------------        ------------
                                            $   (1,660,000)       $  1,048,000
                                            ==============        ============

The difference between income tax expense (benefit) and the amount determined by applying the federal statutory rate is as follows:

                                                                                 1996                 1995
                                                                                 ----                 ----
     Federal statutory rate                                               $   (2,488,000)       $    869,000
     State income taxes, net of federal benefit                                 (192,000)             87,000
     Amortization of intangibles                                                  60,000              52,000
     Acquired research and development                                           925,000                 -
     Other                                                                        35,000              40,000
                                                                          --------------        ------------
                                                                          $   (1,660,000)       $  1,048,000
                                                                          ==============        ============

The following temporary differences give rise to the provision for deferred taxes (benefit) at December 31:

                                                                                 1996                 1995
                                                                                 ----                 ----
     Capitalized program development costs                                $     (419,000)       $    286,000
     Deferred revenues                                                          (583,000)                -
     Depreciation                                                                (80,000)            (19,000)
     Allowance for doubtful accounts                                             (30,000)             34,000
     Inventory reserves                                                           14,000                 -
     Net operating loss and tax credit carryforwards                            (107,000)            222,000
     Accrued compensation                                                        (50,000)              4,000
     Other                                                                           -                29,000
                                                                          --------------        ------------
                                                                          $   (1,255,000)       $    556,000
                                                                          ==============        ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below.

                                                                                 1996                 1995
                                                                                 ----                 ----
Deferred tax assets:
     Deferred revenues                                                    $      583,000      $          -
     Allowance for doubtful accounts                                             101,000              71,000
     Inventory reserves                                                           27,000              41,000
     Accrued compensation                                                         78,000              28,000
     Net operating loss carryforwards                                            580,000             473,000
     Deferred lease obligation                                                    26,000              39,000
     Difference in depreciation                                                   97,000              17,000
     Other                                                                           478              16,478
                                                                          --------------      --------------
         Total deferred tax assets                                             1,492,478             685,478
     Less valuation allowance                                                   (421,000)           (421,000)
                                                                          --------------      --------------
         Net deferred tax assets                                               1,071,478             264,478
                                                                          --------------      --------------
Deferred tax liabilities:
     Capitalized product development costs                                    (1,425,000)         (1,873,000)
                                                                          --------------      --------------
         Total gross deferred tax liabilities                                 (1,425,000)         (1,873,000)
                                                                          --------------      --------------
     Net deferred tax liabilities                                         $     (353,522)     $   (1,608,522)
                                                                          ==============      ==============

For the year ended December 31, 1995, the Company utilized $370,000 of available net operating loss carryforwards. At December 31, 1996, the Company had $300,000 in net operating loss carryforwards available for income tax purposes, other than the prior net operating losses acquired, which are discussed below.

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

The Company paid federal and state income taxes of $103,000 and $466,000 in 1996 and 1995 respectively.

9)     Acquisitions
       ------------

Effective December 31, 1996, the Company purchased the common stock of Anderson Soft-Teach, Inc. (AST), a California corporation, for $4,500,000 in cash and 300,000 shares of the Company's common stock valued at $4.00 per share. AST is a developer, producer and distributor of networkable multimedia training solutions for computer skills training and on-line electronic performance support systems. As a result of the acquisition, the Company recorded intangible assets of approximately $2,180,000, consisting of workforce investment, customer base, and goodwill. Additionally, the Company recorded a charge of $2,500,000 of the $5,800,000 purchase price, representing the value of acquired in-process research and development. On September 1, 1996, ITC Australasia Pty. Ltd.
(ITCA), a newly-formed and wholly-owned subsidiary of the Company, purchased substantially all of the assets of Acumen People and Productivity Pty. Ltd. (Acumen) for approximately $80,000. Acumen had been a distributor of ITC products in Australia and Asia since 1991. ITCA was created in order to continue the expansion of the Company's presence in the international marketplace, particularly throughout Australia and the Pacific Rim.

The following table sets forth proforma unaudited results of operations of the Company for the years ended December 31, 1996 and 1995, as if AST had been acquired as of January 1,1995.

                                                                           1996                    1995
                                                                           ----                    ----
Net revenues                                                            $   26,860,000        $   28,380,000
                                                                        ==============        ==============

Net income (loss)                                                       $   (6,306,000)       $    1,222,000
                                                                        ==============        ==============

Net income (loss) per common share                                      $        (1.63)       $         0.34
                                                                        ==============        ==============


10)    Commitments
       -----------

The Company has entered into separate employment agreements with each of its corporate officers which are subject to termination upon death or disability or upon notice by the Company providing up to 34 months of severance pay. In addition to basic salary, each of these officers is eligible to receive salary increases, bonuses, stock option grants, pension and profit-sharing arrangements, and other employee benefits which may from time to time be awarded or made available.

11)    Stockholders' Equity
       --------------------

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

The Company instituted an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of substantially all employees effective January 1, 1992. To establish the plan, ITC entered into a loan agreement with a bank and borrowed $637,500 for the purchase of 200,000 shares of ITC common stock from DynCorp. ITC pledged this stock to the bank to collateralize the loan. The provisions of the ESOP require that, on an annual basis, the greater of 33,334 shares or the amount of shares equal to five percent of total compensation of eligible employees be allocated to employee accounts. Each participant then receives shares based on their relative annual compensation. The Company recognized contribution expense of approximately $102,000 and $106,000 for 1996 and 1995, respectively, based on the cost of shares allocated for the period and any interest expense incurred. Contributions to the ESOP amounted to approximately $135,000 in both 1996 and 1995, including approximately $16,000 and $25,000 of interest in 1996 and 1995, respectively. The fair market value of the 33,333 unallocated shares at December 31, 1996 amounted to approximately $187,000.

12)    Employee 401(k) Plan
       --------------------

On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. During 1995, the Company made a $30,000 contribution to the 401(k) Plan. No contribution was made by the Company prior to 1995 or in 1996.

13)    Quarterly Financial Data (Unaudited)
       ------------------------------------

Financial data for the interim periods of 1996 and 1995 were as follows (amounts in thousands except per share amounts):

                                                                                          Net Income
                                              Net                  Net Income                (Loss)
                                            Revenue                  (Loss)                Per Share
                                            -------                ----------             ----------
1995 Quarters
     First                                $     4,970             $       265             $      .10
     Second                                     6,286                     461                    .18
     Third                                      6,038                     464                    .18
     Fourth                                     5,475                     317                    .08
                                          -----------             -----------             ----------
           Total                          $    22,769             $     1,507             $      .54
                                          ===========             ===========             ==========

1996 Quarters
     First                                $     3,716             $      (397)            $    (0.11)
     Second                                     7,605                     349                   0.10
     Third                                      5,537                    (498)                 (0.14)
     Fourth (a)                                 5,286                  (5,113)                 (1.44)
                                          -----------             -----------             ----------
           Total                          $    22,144             $    (5,659)            $    (1.59)
                                          ===========             ===========             ==========

(a) Includes pre-tax write-offs of $3,300,000 for capitalized program development costs and $2,500,000 for acquired research and development (see notes 1 and 9).


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None
----

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identification of Directors
     ---------------------------

        Name                    Age        Year First Elected      Year of Expiration
        ----                    ---        ------------------      ------------------
Daniel R. Bannister             66               1988                    1999

Philip J. Facchina              35               1995                    1999

Steven L. Roden                 46               1993                    1997

John D. Sanders                 58               1977                    1998

Richard E. Thomas               70               1982                    1998

James H. Walton                 63               1977                    1997
Chairman of the Board

(b)  Identification of Executive Officers
     ------------------------------------

                                                                         Year First
       Name                                                Age        Served As Officer
       ----                                                ---        -----------------
Warren E. Anderson, Executive Vice President               45               1997
and Chief Technology Officer

Elaine H. Babcock, Senior Vice President                   40               1984

Frank A. Carchedi, Vice President,                         39               1995
Treasurer and Chief Financial Officer

Anne J. Fletcher, Secretary                                34               1995

Christopher E. Mack, Vice President                        31               1996
and Chief Operating Officer

Steven L. Roden, President                                 46               1993

Carl D. Stevens, Senior Vice President                     50               1997

Robert F. VanStry, Vice President                          46               1983

James H. Walton, Chief Executive Officer                   63               1977

(c)  Business Experience

Warren E. Anderson is Executive Vice President of ITC and President of Anderson Soft-Teach, a wholly-owned subsidiary of ITC. He also serves as the Company's Chief Technology Officer. Mr. Anderson is the Founder of Anderson Soft-Teach, established in 1983, and has served as its President since that time. Mr. Anderson is a charter member of the CEO Forum and serves on the Advisory Board for the Santa Clara University Leavey School of Business and Administration. Prior to founding Anderson Soft-Teach, he worked at Intel Corporation, Capital Preservation Fund, and MITRE Corporation. He received his MBA from Santa Clara University and holds a B.S. in Mechanical Engineering from the University of Cincinnati.

Elaine H. Babcock is Senior Vice President of ITC. Ms. Babcock is currently responsible for managing the Domestic Sales Force, Information Technology Division. During 1995, Ms. Babcock was responsible for all distribution of off-the-shelf product sales of the Company and its affiliates in North America, with the exception of sales through the ComSkill franchise network. Prior to January 1994, Ms. Babcock used her sales and management expertise to build ITC's Custom Services Department. Ms. Babcock joined the Company in 1978 as a Video Production Specialist. She has a Communications degree from the University of Maryland.

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

Philip J. Facchina, a Director since 1995, is Executive Vice President and Chief Operating Officer of View Call America, Inc. Mr. Facchina served as ITC's President and Chief Operating Officer from October 1995 to November 1996. Prior to being named President and COO in October 1995, Mr. Facchina served as Vice President, Treasurer and Chief Financial Officer of ITC from October 1992 to October 1995. Before joining ITC in October 1992, Mr. Facchina served as Treasurer and Chief Financial Officer of Facchina Construction Company, Inc. and its affiliates. Prior to then, Mr. Facchina served as Vice President of Finance and Administration for E. C. Ernst, Inc. and Assistant Treasurer and Secretary for The Philadelphia Bourse, Inc. Mr. Facchina holds an M.B.A. from the University of Pennsylvania's Wharton Business School and a B.S. in Accounting from the University of Maryland.

Anne J. Fletcher is Secretary of ITC. Ms. Fletcher is an attorney with the law firm of De Martino, Finkelstein, Rosen & Virga. Ms. Fletcher served as in-house general counsel to ITC from 1994-1996. Prior to joining ITC, she was engaged in the private practice of law for six years in Fairfax, Virginia. Ms. Fletcher received her J.D. from George Mason University School of Law and a B.A. from the State University of New York, College at Oswego.

Christopher E. Mack is Vice President and Chief Operating Officer of ITC. Prior to being named COO in November 1996, Mr. Mack served as the Company's Controller from December 1993 to November 1996. Prior to joining ITC in December 1993, Mr. Mack served as Assistant Controller of Bardon, Inc., an international construction materials firm. Mr. Mack holds a B.S. in Accounting from Shepherd College and is a C.P.A.

Steven L. Roden is President of ITC and Chief Executive Officer of ComSkill. Mr. Roden served as President and Chief Executive Officer of Comsell from 1987 until its liquidation into ITC in January 1995. Prior to joining Comsell, he was President of Digital Controls Video, Inc., Vice President of

Coloney, Inc., and Vice President of First Florida Bank Corp. Mr. Roden holds an M.B.A. in Finance and Marketing and a B.S. from Florida State University.

John D. Sanders, a Director since 1977, served as Chairman of Tech News Inc., publishers of Washington Technology newspaper, from 1987 to 1996, and currently serves as a consultant to Tech News. He is also a registered representative (inactive) with Wachtel & Co., Inc., an investment banking firm, a position held since 1968. Mr. Sanders is a member of the Boards of Directors of: Daedalus Enterprises, Inc., an electronics specialty consultant; and Information Analysis, Inc., a supplier of computer software services. He holds a B.E.E. from the University of Louisville, Kentucky, and an M.S. and Ph.D. in Electrical Engineering from Carnegie-Mellon University.

Carl D. Stevens, age 50, is Senior Vice President of Marketing and Strategic Business Development for ITC. Mr. Stevens was Program Director for Public Sector for the IBM Personal Computer Company. In that capacity, he was responsible for the U.S. sales of IBM Personal Computers into higher education, K-12, federal, state and local governments. During his 26 year career with IBM he held numerous field and headquarters marketing and management positions. He was Branch Manager for the Southeastern U.S., managed IBM's New Manager School for experienced managers, held various management positions involving IBM's Personal Computer Remarketer Channels, and was the Business Alliance Executive for IBM's Education and Training Division. Mr. Stevens received his education from the Indiana University, where he majored in Marketing and Business Education.

Richard E. Thomas, a Director since 1982, is semi-retired and serves as a member of the executive team of COMSAT RSI. Mr. Thomas served as President of COMSAT RSI from 1994-1996. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc. (RSI), a communications systems manufacturer, from 1978 until 1994, at which time RSI was merged into COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President, Operations in 1966.

Robert F. VanStry is a Vice President of ITC. Mr. VanStry manages the Domestic Sales Force for the Process and Manufacturing division. Mr. VanStry was previously in charge of ITC's product and technology development. Mr. VanStry joined the Company in May 1978 as Senior Training Associate and subsequently fulfilled the responsibilities of Manager of Engineering Projects, Manager of Project Development, and Vice President of Training Services.

James H. Walton is Chairman of the Board and Chief Executive Officer of ITC. Mr. Walton has been a Director and officer of ITC since 1977. Prior to the founding of ITC in 1977, he was responsible for audiovisual production at NUS Corporation, an engineering and consulting firm (1973-1977). Mr. Walton holds a B.S. and M.A. from the University of Nebraska.

ITEM 10.      EXECUTIVE COMPENSATION

The information contained on pages 6, 7 and 8 of ITC's Proxy Statement dated March 13, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information contained on pages 2 and 3 of ITC's Proxy Statement dated March 13, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 10 of ITC's Proxy Statement dated March 13, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following are filed as part of this Form 10-KSB:
       ----------------------------------------------------

       1.  Financial Statements:  See Part II, Item 7.
       2. Exhibits: See exhibit index, which index is incorporated herein by reference.

(b)    Reports on Form 8-K:
       --------------------

The Company did not file any reports on Form 8-K during 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
        (Registrant)

BY                /s/James H. Walton                          DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         James H. Walton, Chairman of the Board
         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                /s/Steven L. Roden                          DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Steven L. Roden, President

BY                /s/Christopher E. Mack                      DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Christopher E. Mack, Vice President
         and Chief Operating Officer

BY                /s/Frank A. Carchedi                        DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Frank A. Carchedi, Vice President,
         Treasurer and Chief Financial Officer

BY                /s/John D. Dobey                            DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         John D. Dobey, Controller

BY                /s/Daniel R. Bannister                      DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Daniel R. Bannister, Director

BY                /s/John D. Sanders                          DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         John D. Sanders, Director

BY                /s/Richard E. Thomas                        DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Richard E. Thomas, Director

BY                /s/Philip J. Facchina                       DATE              March 13, 1997
         ----------------------------------------------              -------------------------------------
         Philip J. Facchina, Director

  Corporate Headquarters                     International Sales Locations
  Industrial Training Corporation            London, England
  13515 Dulles Technology Drive              44 123 34-0880
  Herndon, VA  20171-3413
  (800) 638-3757                             Melbourne, Australia
  (703) 713-3335                             613-9593-9955
  FAX: (703) 713-0065
  Web-site: http://www.itcactiv.com          Sydney, Australia
                                             612-9438-2500
  Anderson Soft-Teach
  983 University Avenue                      Stock Registrar and Transfer Agent
  Los Gatos, CA  95030                       American Securities Transfer & Trust, Inc.
  (800) 338-4336                             938 Quail Street
  FAX: (408) 399-0500                        Suite 101
  Web-site: http://www.teach.com             Lakewood, CO  80215

  North American Sales Locations             Stock Listing
  Atlanta, GA                                National Market System
  (770) 984-9881                             NASDAQ/NMS Trading Symbol:  ITCC

  Boston, MA                                 Market-Makers
  (508) 376-8118                             Koonce Securities, Inc.
                                             Ferris, Baker Watts, Incorporated
  Charlotte, NC
  (704) 364-1223                             Annual Meeting
                                             The Annual Meeting of shareholders will be held on May
  Chicago, IL                                6, 1997 at 4:00 pm at the Sheraton Reston Hotel, 11810
  (630) 585-7688                             Sunrise Valley Drive, Reston, Virginia 22091.

  Houston, TX                                Shareholder Inquiries
  (713) 852-0601                             Communications concerning transfer requirements, lost
                                             certificates, and changes in address should be
  Ottawa, Ontario                            directed to the Stock Registrar and Transfer Agent.
  (613) 599-4646                             Other inquiries may be directed to Frank A. Carchedi,
                                             CFO.
  Plymouth, WI
  (414) 893-3900                             Principal Bank
                                             Central Fidelity National Bank
  Pittsburgh, PA                             Alexandria, VA
  (814) 643-4116
                                             General Counsels
  Portland, OR                               Ginsburg, Feldman and Bress, Chartered
  (503) 699-8214                             Washington, D.C.

  Tampa, FL                                  Kirkpatrick & Lockhart LLP
  (813) 855-5201                             Washington, D.C.

  Washington, D.C.                           Independent Auditors
  (301) 601-8799                             Ernst & Young LLP
                                             Washington, D.C.


                               Index to Exhibits

   Exhibit                                                                          Page
     No.                               Description                                   No.
-----------------------------------------------------------------------------------------
    3.1       Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June
              30, 1996 filed with the Securities and Exchange Commission ("SEC")
              (Commission File No. 33-61393).

    3.2 Restated By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

    4.1 Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's Registration Statement on Form SB-2 filed July 28, 1995 with the SEC (Commission File No. 33-61393).

    4.2 Registration Rights and Shareholders' Agreement, incorporated by reference to the Company's Form 8-K filed January 13, 1997 with the SEC (Commission File No. 0-13741).

   10.1       Agreement and Plan of Reorganization By and Among Industrial
              Training Corporation, ITC Acquisition Corporation and Anderson
              Soft-Teach, incorporated by reference to the Company's Form 8-K filed January 13, 1997 with the SEC (Commission File No.
              0-13741).

   10.2       Asset Purchase Agreement, Assignment and Bill of Sale, each dated
              February 17, 1995 between ITC and the Instrument Society of
              America, incorporated by reference to the Company's Registration
              Statement on Form SB-2 filed July 28, 1995 with the SEC
              (Commission File No. 33-61393).

   10.3       1992 Director Incentive Stock Option Plan, as amended.

   10.4       1992 Key Employee Incentive Stock Option Plan, as amended.

   10.5 Employee Stock Ownership Plan, incorporated by reference to the Company's Form 10-KSB filed March 19, 1992 with the SEC
              (Commission File No. 0-13741).

   10.6       Employment Agreements with Management
              (a)   James H. Walton
              (b)   Philip J. Facchina (now resigned)
              (c)   Elaine H. Babcock
              (d)   Robert F. VanStry

              each incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed August 16, 1995 with the SEC (Commission File No. 33-61393).

              (e)   Steven L. Roden
              (f)   Warren E. Anderson
              (g)   Christopher E. Mack
              (h)   Frank A. Carchedi

   10.7 Lease dated October 21, 1993 for commercial office space in Herndon, VA, as amended, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

   10.8 Lease dated November 30, 1995 for commercial office space in Atlanta, GA, incorporated by reference to the Company's Form 10-
              KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

   10.9 Lease dated February 10, 1995 for commercial office space in Millis, MA, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

  10.10 Lease dated February 17, 1995 for the commercial office space in Los Gatos, California.

   23.1       Consent of Ernst and Young LLP, independent auditors.