Form 10QSB
period 1997-03-31
INDUSTRIAL TRAINING CORP
filed 1997-04-25
CIK 764867

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  FORM 10-QSB



                Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997


                         Commission File Number 0-13741


                        INDUSTRIAL TRAINING CORPORATION
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)


                    Maryland                          52-1078263
        ----------------------------------      ----------------------
           (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)       Identification Number)


             13515 Dulles Technology Drive, Herndon, Virginia 20171
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (703)713-3335
                                 -------------
                           Issuer's telephone number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [_]



   As of March 31, 1997, 3,897,074 shares of Common Stock were outstanding.

        Transitional Small Business Disclosure Format: Yes [_]; No [X]

                               TABLE OF CONTENTS

================================================================================


 PART I                                                          PAGE
--------                                                         ----
Item 1    Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 1997 and 1996    1

             Condensed Consolidated Balance Sheets as of
             March 31, 1997 and December 31, 1996                  2

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1997 and 1996    4

             Notes to Condensed Consolidated Financial Statements  5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      6

PART II
-------

Item 1    Legal Proceedings                                        8

Item 2    Changes in Securities                                    8

Item 3    Defaults Upon Senior Securities                          8

Item 4    Submission of Matters to a Vote of Security Holders      8

Item 5    Other Information                                        8

Item 6    Exhibits and Reports on Form 8-K                         8


                                    PART I



ITEM 1.  FINANCIAL STATEMENTS


                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                For Three Months Ended March 31,
                                                     1997              1996
                                               ----------------  ----------------

Net revenues                                        $4,721,977        $3,715,723
Cost of sales                                        2,382,949         2,642,176
                                                    ----------        ----------
  Gross margin                                       2,339,028         1,073,547

Selling, general and administrative expense          3,105,439         1,933,680
Equity in earnings of affiliates                       (25,514)          (63,086)
                                                    ----------        ----------
Loss before interest and income taxes                 (740,897)         (797,047)

Interest income, net                                   (39,159)         (134,855)
                                                    ----------        ----------

Loss before income taxes                              (701,738)         (662,192)

Income tax benefit                                    (246,000)         (265,000)
                                                    ----------        ----------

Net loss                                            $ (455,738)       $ (397,192)
                                                    ==========        ==========

Loss per common share                                    $(.12)            $(.11)
                                                    ==========        ==========

Weighted average number of
  common shares outstanding                          3,897,011         3,614,474
                                                    ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     March 31,    December 31,
                                                        1997          1996
                                                    ------------  -------------
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 2,810,565    $ 2,697,566
  Accounts receivable, net                            6,412,874      7,641,066
  Due from affiliates                                    51,569         36,768
  Inventories                                         1,059,976      1,018,383
  Prepaid expenses                                      157,291        190,402
  Income tax receivable                                 935,104        689,104
                                                    -----------    -----------
     Total current assets                            11,427,379     12,273,289

Long-term receivable                                  1,527,872      1,589,916

Property and equipment:
  Video and computer equipment                        3,572,552      3,361,923
  Furniture and fixtures                                716,730        747,146
  Leasehold improvements                                 98,350         95,422
                                                    -----------    -----------
                                                      4,387,632      4,204,491

  Less accumulated depreciation and amortization     (3,150,064)    (2,963,197)
                                                    -----------    -----------
     Net property and equipment                       1,237,568      1,241,294

Capitalized program development costs, net            4,238,026      4,226,525
Intangible assets                                     3,886,689      3,975,840
Other                                                    67,781         67,461
                                                    -----------    -----------
                                                    $22,385,315    $23,374,325
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                        INDUSTRIAL TRAINING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            March 31,    December 31,
                                                              1997          1996
                                                          ------------  -------------
                                                          (Unaudited)

Current liabilities:
  Line of credit                                          $        --    $   515,000
  Current installments of long-term debt                       99,286        130,745
  Accounts payable                                          1,372,106      1,331,079
  Due to affiliates                                           238,091        335,797
  Accrued compensation and benefits                           910,022        826,764
  Deferred revenues                                         1,363,207      1,458,945
  Other accrued expenses                                    1,678,759      1,619,326
                                                          -----------   ------------
     Total current liabilities                              5,661,471      6,217,656

Deferred lease obligations                                    110,547        113,020
Deferred income taxes                                         353,522        353,522
                                                          -----------   ------------
     Total liabilities                                      6,125,540      6,684,198

Stockholders' equity:
  Common stock, $.10 par value, 12,000,000 shares
     authorized; 3,897,074 and 3,896,924 issued
     and outstanding in 1997 and 1996, respectively           389,708        389,693
  Additional paid-in capital                               16,068,681     16,067,366
  Note receivable from ESOP                                  (119,621)      (143,677)
  Retained earnings                                           (78,993)       376,745
                                                          -----------   ------------
     Total stockholders' equity                            16,259,775     16,690,127
                                                          -----------   ------------
     Total liabilities and stockholders' equity           $22,385,315    $23,374,325
                                                          ===========   ============


     See accompanying notes to condensed consolidated financial statements.

                        INDUSTRIAL TRAINING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                             For Three Months Ended March 31,
                                                                 1997              1996
                                                            ---------------  -----------------
Cash flows from operating activities:
Net loss                                                        $ (455,738)       $  (397,192)
Reconciling items:
  Provision for deferred taxes                                          --            176,800
  Depreciation and amortization                                    697,661            876,918
  Awards of common shares                                              938                 --
  Changes in assets and liabilities:
     Decrease in accounts receivable                             1,290,236          1,169,415
     Decrease (increase) in inventories                            (41,593)           260,072
     Decrease (increase) in prepaid expenses                        33,111           (248,519)
     Increase in income tax receivable                            (246,000)          (512,000)
     Increase (decrease) in due to affiliates, net                (112,507)            74,983
     Decrease (increase) in other assets                            (2,078)             6,605
     Increase in accounts payable                                   41,027             23,083
     Increase in accrued expenses                                   46,951             58,133
     Decrease in income taxes payable                                   --           (105,000)
     Decrease in deferred lease obligations                         (2,473)            (3,078)
                                                                ----------        -----------
Net cash provided by operating activities                        1,249,535          1,380,220

Cash flows from investing activities:
  Deferred program development costs                              (439,356)        (1,499,694)
  Capital expenditures                                            (175,170)          (141,107)
                                                                ----------        -----------
Net cash used in investing activities                             (614,526)        (1,640,801)

Cash flows from financing activities:
  Repayments under line-of-credit                                 (515,000)                --
  Principal payments under term loans                              (31,459)           (28,995)
  Issuance of common stock                                              --             19,063
  Employee stock option note collections                            24,449             27,000
                                                                ----------        -----------
     Net cash provided by (used in) financing activities          (522,010)            17,068
                                                                ----------        -----------

Net increase (decrease) in cash                                    112,999           (243,513)

Cash and cash equivalents at beginning of period                 2,697,566         10,348,762
                                                                ----------        -----------
Cash and cash equivalents at end of period                      $2,810,565        $10,105,249
                                                                ==========        ===========


     See accompanying notes to condensed consolidated financial statements.

                        INDUSTRIAL TRAINING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                                  (Unaudited)

1)  BASIS OF PRESENTATION

The condensed consolidated financial statements of Industrial Training Corporation (the "Company") include the accounts of its wholly owned subsidiaries, Anderson Soft-Teach, Inc. ("AST"), ITC Australasia Pty. Ltd. ("ITCA"), Activ Training, Ltd., and ComSkill Learning Centers, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 and 1995 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

2)  INVESTMENTS IN AND DUE TO AFFILIATES

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of joint venture profits. Sales of programs related to these affiliates were $371,000 and $655,000 for the first quarter of 1997 and 1996, respectively. Additionally, during the fourth quarter of 1995 and the first quarter of 1996, the Company developed new training products for certain partnerships. Revenues recognized by the Company for the development of these training programs were $532,000 for the first quarter of 1996. No such revenues were recognized during the first quarter of 1997.

3)  LINE OF CREDIT

At March 31, 1997, the Company had no amounts outstanding relating to its $3,000,000 revolving bank line of credit, which bears interest at the bank's prime lending rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
--------

For the quarter ended March 31, 1997, net revenues were $4,722,000 as compared to $3,716,000 for the quarter ended March 31, 1996, an increase of $1,006,000 or 27%. The increase in the Company's revenues was primarily due to the impact of acquisition activities and the expansion of international operations occurring during 1996. For the quarter ended March 31, 1997, sales of off-the-shelf training products totaled $4,142,000, an increase of $1,512,000 or 57% from the first quarter of 1996. This increase is principally attributable to the December 31, 1996 acquisition of Anderson Soft-Teach. Sales of hardware systems for the quarter ended March 31, 1997 totaled $230,000 as compared to $449,000 achieved during the comparable period in 1996, representing a decrease of $219,000 or 49%. Revenues from custom courseware and consulting services amounted to $275,000 for the first quarter of 1997 as compared to $594,000 for the first quarter of 1996, a decrease of $319,000.

Revenues from international operations included in the training product revenues mentioned above totaled $930,000 for the three months ended March 31, 1997 as compared to $556,000 for the same period in 1996. The significant increase of $374,000 or 67% was primarily due to the acquisition of Acumen People and Productivity in the third quarter of 1996.

Costs and Expenses
------------------

During the first quarter of 1997, gross margin increased $1,265,000 over the first quarter of 1996, as margin percentages grew from 29% to 50%. The substantial growth in margin is due to the overall increase in revenues as well as the higher proportion of product revenues for the quarter, and lower levels of amortization from capitalized program development costs compared to last year.

Selling, general and administrative expenses totaled $3,105,000 during the first quarter of 1997, representing an increase of $1,172,000 over the comparable period in 1996. The overall increase in selling, general and administrative expenses was primarily due to the additional operating expenses associated with the two acquisitions mentioned above as well as additional expansion of operations internationally.

Net Loss
--------

The loss before income taxes was partially offset by the recognition of an interim tax benefit, resulting in a net loss for the three months ended March 31, 1997 of $456,000 or 12 cents per share. This compares to a net loss of $397,000 or 11 cents per share recorded during the first quarter of 1996.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

Working capital at March 31, 1997 was $5,766,000, remaining relatively unchanged from $6,056,000 at December 31, 1996.

Cash flows from operations were $1,250,000, as significant non-cash charges for depreciation and amortization and collections of significant receivables from fourth quarter sales offset the effect of operating losses. Cash used in investing activities includes costs for the ongoing development of Office 97 products. Cash used in financing activities includes the repayment of the line of credit assumed in the acquisition of Anderson Soft-Teach.

Management believes that the cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital needs and other financing requirements for 1997.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     See attached Exhibit Index

(b)  Reports on Form 8-K

On January 13, 1997, the Company filed a report on Form 8-K relating to the acquisition of Anderson Soft-Teach.

On February 10, 1997, the Company filed a report on Form 8-K relating to the resignation of a Director of the Company.

On March 12,1997, the Company filed a report on Form 8-K/A providing the financial statements and pro forma financial information relating to the acquisition of Anderson Soft-Teach as reported on Form 8-K on January 13, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TRAINING CORPORATION
        (Registrant)



BY   /s/James H. Walton                 DATE        4/25/97
     -----------------------------                  -------
     James H. Walton
     Chief Executive Officer



BY   /s/Steven L. Roden                 DATE        4/25/97
     -----------------------------                  -------
     Steven L. Roden
     President



BY   /s/Frank A. Carchedi               DATE        4/25/97
     -----------------------------                  -------
     Frank A. Carchedi
     Vice President, Treasurer and
     Chief Financial Officer



BY   /s/Christopher E. Mack             DATE        4/25/97
     -----------------------------                  -------
     Christopher E. Mack
     Vice President and
     Chief Operating Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
--------------------------------------------------------------------------------
 3.1     Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30,
         1996 filed with the Securities and Exchange Commission ("SEC")
         (Commission File No. 33-61393).

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

10.6     Employment Agreements with Management
         (i)   Carl D. Stevens

10.11    IBM Subcontractor Agreement dated January 13, 1997

27.1     Financial Data Schedule
