Form 10QSB
period 1997-06-30
INDUSTRIAL TRAINING CORP
filed 1997-08-06
CIK 764867

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  FORM 10-QSB



     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                 For the quarterly period ended June 30, 1997


                         Commission File Number 0-13741


                            ITC LEARNING CORPORATION
                            ------------------------
              (FORMERLY KNOWN AS INDUSTRIAL TRAINING CORPORATION)
       -----------------------------------------------------------------
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


                                 (703) 713-3335
                           -------------------------
                           Issuer's telephone number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No
                                                                    -     -


    As of June 30, 1997, 3,897,034 shares of Common Stock were outstanding.

          Transitional Small Business Disclosure Format: Yes    ; No X
                                                             -       -

                               TABLE OF CONTENTS

================================================================================

PART I                                                                  PAGE
------                                                                  ----
Item 1    Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations for the
             Three Months and Six Months Ended June 30, 1997 and 1996     1

             Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                          2

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1997 and 1996              4

             Notes to Condensed Consolidated Financial Statements         5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

PART II
-------

Item 1    Legal Proceedings                                               9

Item 2    Changes in Securities                                           9

Item 3    Defaults Upon Senior Securities                                 9

Item 4    Submission of Matters to a Vote of Security Holders             9

Item 5    Other Information                                               9

Item 6     Exhibits and Reports on Form 8-K                               9


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                     For the 3 Months Ended June 30,    For the 6 Months Ended June 30,
                                            1997             1996              1997             1996
                                        -----------      -----------       -----------      -----------
Net revenues                            $ 4,487,286      $ 7,605,160       $ 9,209,263      $11,320,881
Cost of sales                             2,287,877        4,771,966         4,670,826        7,417,404
                                        -----------      -----------       -----------      -----------
Gross margin                              2,199,409        2,833,194         4,538,437        3,903,477

Selling, general, and
    administrative expense                3,427,765        2,409,555         6,533,204        4,339,969
Equity in earnings of affiliates            (13,600)         (49,275)          (39,114)        (112,357)
                                        -----------      -----------       -----------      -----------

Income (loss) before interest
    and income taxes                     (1,214,756)         472,914        (1,955,653)        (324,135)
Interest income, net                         44,174          107,665            83,333          242,521
                                        -----------      -----------       -----------      -----------

Income (loss)
    before income taxes                  (1,170,582)         580,579        (1,872,320)         (81,614)

Income taxes (benefit)                     (422,000)         232,000          (668,000)         (33,000)
                                        -----------      -----------       -----------      -----------

Net income (loss)                       $  (748,582)     $   348,579       $(1,204,320)     $   (48,614)
                                        ===========      ===========       ===========      ===========

Net income (loss) per
    common share (note 2)               $     (0.19)     $     (0.10)      $     (0.31)     $     (0.01)
                                        ===========      ===========       ===========      ===========

Weighted average number
 of shares outstanding                    3,897,034        3,635,322         3,897,022        3,608,086
                                        ===========      ===========       ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      June 30,    December 31,
                                                        1997          1996
                                                    -----------   ------------
                                                    (Unaudited)


Current assets:
  Cash and cash equivalents                         $ 2,771,928    $ 2,697,566
  Accounts receivable, net (note 3)                   5,071,605      7,641,066
  Due from affiliates                                    61,118         36,768
  Inventories                                         1,135,433      1,018,383
  Prepaid expenses                                      240,205        190,402
  Income tax receivable                                 496,826        689,104
                                                    -----------    -----------
     Total current assets                             9,777,115     12,273,289

Long-term receivable (note 4)                         1,028,883      1,589,916

Property and equipment:
  Video and computer equipment                        3,716,717      3,361,923
  Furniture and fixtures                                720,289        747,146
  Leasehold improvements                                 98,350         95,422
                                                    -----------    -----------
                                                      4,535,356      4,204,491

  Less accumulated depreciation and amortization     (3,356,527)    (2,963,197)
                                                    -----------    -----------
     Net property and equipment                       1,178,829      1,241,294

Capitalized program development costs, net            4,520,547      4,226,525
Intangible assets                                     3,740,741      3,975,840
Other                                                   527,858         67,461
                                                    -----------    -----------
                                                    $20,773,973    $23,374,325
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            June 30,    December 31,
                                                              1997          1996
                                                          -----------   ------------
                                                          (Unaudited)

Current liabilities:
  Line of credit (note 5)                                 $        --    $   515,000
  Current installments of long-term debt                       67,220        130,745
  Accounts payable                                          1,114,453      1,331,079
  Due to affiliates                                           361,595        335,797
  Accrued compensation and benefits                           987,874        826,764
  Deferred revenues                                         1,279,895      1,458,945
  Other accrued expenses                                    1,316,842      1,619,326
                                                          -----------    -----------
     Total current liabilities                              5,127,879      6,217,656

Deferred lease obligations                                    107,864        113,020
Deferred income taxes                                              --        353,522
                                                          -----------    -----------
     Total liabilities                                      5,235,743      6,684,198

Stockholders' equity:
  Common stock, $.10 par value, 12,000,000 shares
     authorized; 3,897,034 and 3,896,924 issued
     and outstanding in 1997 and 1996, respectively           389,703        389,693
  Additional paid-in capital                               16,068,294     16,067,366
  Note receivable from ESOP                                   (92,192)      (143,677)
  Retained earnings (deficit)                                (827,575)       376,745
                                                          -----------    -----------
     Total stockholders' equity                            15,538,230     16,690,127
                                                          -----------    -----------
     Total liabilities and stockholders' equity           $20,773,973    $23,374,325
                                                          ===========    ===========

    See accompanying notes to condensed consolidated  financial statements.

                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                           For 6 Months Ended June 30,
                                                              1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss                                                 $(1,204,320)   $   (48,614)
  Reconciling items:
     Provision for deferred taxes                             (668,000)       (33,000)
     Depreciation and amortization                           1,530,418      1,958,984
     Sales awards of treasury shares                               938             --
     Increase in allowance for doubtful accounts               103,796         76,816
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable              2,465,665       (335,446)
     Decrease (increase) in inventories                       (117,050)       166,465
     Increase in prepaid expenses                              (49,803)       (99,432)
     Decrease (increase) in income taxes receivable             38,352        (70,200)
     Decrease (increase) in long term receivable               561,033     (1,537,831)
     Decrease (increase) in other assets                         8,007             (7)
     Increase (decrease) in accounts payable                  (216,626)       561,859
     Increase in due to affiliates, net                          1,448        206,399
     Increase (decrease) in deferred revenues                 (179,050)       895,637
     Increase (decrease) in other accrued expenses            (141,374)       362,508
     Decrease in income taxes payable                               --       (105,000)
     Decrease in deferred lease obligations                     (5,156)        (8,318)
                                                           -----------    -----------

  Net cash from operating activities                         2,128,278      1,990,820

Cash flows from investing activities:
  Deferred program development costs                        (1,196,011)    (2,916,316)
  Capital expenditures                                        (330,865)      (230,518)
                                                           -----------    -----------

  Net cash used in investing activities                     (1,526,876)    (3,146,834)

Cash flows from financing activities:
  Repayments under line of credit                             (515,000)            --
  Principal payments of long-term debt                         (63,525)       (58,575)
  Issuance of common stock                                          --         90,636
  Employee stock ownership plan note collections                51,485         53,500
                                                           -----------    -----------

  Net cash provided by (used in) financing activities         (527,040)        85,561
                                                           -----------    -----------

Net increase (decrease) in cash                                 74,362     (1,070,453)

Cash and cash equivalents at beginning of period             2,697,566     10,348,762
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 2,771,928    $ 9,278,309
                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997

                                  (Unaudited)

1)  SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation
    ---------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ComSkill Learning Centers, Inc. ("ComSkill"), Activ Training, Ltd ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), and Anderson Soft-Teach ("AST"). Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 and 1995 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

2)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirement for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and June 30, 1997 is not expected to be material.

3)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                          June 30,     December 31,
                                                            1997           1996
                                                         ----------    -----------

Trade accounts receivable                                $4,583,007     $6,738,762
Current portion of long-term receivable, net (Note 3)       845,934      1,012,287
Unbilled contract receivables                                 1,031        182,025
Less allowance for doubtful accounts                       (399,944)      (296,148)
                                                         ----------     ----------
  Trade accounts receivable, net                          5,030,028      7,636,926
Other receivables                                            41,577          4,140
                                                         ----------     ----------
                                                         $5,071,605     $7,641,066
                                                         ==========     ==========


4)  LONG-TERM RECEIVABLE

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June, 1997. The June 1997 installment was received in accordance with the provisions of the contract and the effect of the payment is reflected in the financial statements. The long-term portion of the net receivable has been discounted assuming a 6% interest rate.

Components of long-term receivable include the following:

                                                                      June 30,
                                                                        1997
                                                                    -----------

  Receivable from DeKalb County (GA) Board of Education             $ 2,350,000
  Related dealer fees payable                                          (325,040)
  Less amounts classified as current, net of related dealer fees       (845,934)
  Less amount representing interest                                    (150,143)
                                                                    -----------
                                                                    $ 1,028,883
                                                                    ===========

5)  NOTE PAYABLE TO BANK

At June 30, 1997, the Company had no amounts outstanding relating to its $3,000,000 revolving bank line of credit, which bears interest at the bank's prime lending rate. Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)  Revenues
    --------

For the quarter ending June 30, 1997, the Company recorded revenues of $4,487,000 as compared to $7,605,000 for the same period in 1996. The decrease of $3,118,000 or 41% is attributable to the second quarter 1996 sale of a district-wide multicopy courseware license to the DeKalb County (GA) Board of Education. The 1996 sale to DeKalb County included courseware, hardware and future services and was valued at $5,060,000, of which $3,838,000 was recorded during the second quarter. With the exception of the DeKalb sale, revenues increased over the same period in 1996 by $720,000 or 19%. The increase was principally due to the acquisition of Anderson Soft-Teach in December 1996 and the Company's expanded international operations. International revenues for the second quarter of 1997 were $763,000 as compared with $339,000 for the same period in 1996, representing an increase of $424,000 or 125%.

For the quarter ending June 30, 1997, sales of the Company's off-the-shelf multimedia training products were $3,907,000, representing a decrease of $1,926,000 or 33% from 1996. Again, without the impact of the second quarter 1996 DeKalb sale, the Company realized an increase of $1,492,000 or 62% over last year. Hardware sales for the second quarter of 1997 were $394,000 as compared with $1,388,000 in 1996, a decrease of $994,000 or 72%, $420,000 of which is attributable to DeKalb. Revenues from custom courseware and services were $262,000 for the second quarter as compared with $164,000 for the second quarter of 1996, an increase of $98,000 or 60%.

Total revenues for the six months ended June 30, 1997 were $9,209,000 as compared with $11,321,000 for the same period in 1996. The decrease of $2,112,000 is again explained by the effect on 1996 results of the DeKalb sale. Without the impact of the 1996 DeKalb sale, revenues increased over 1996 by $1,726,000 or 23%. Off-the-shelf courseware revenues for the six month period were $8,049,000 as compared with $8,404,000 in 1996, a decrease of $355,000 or 4% (an increase of $3,063,000 or 61% without DeKalb).

Revenues from the Company's International division, which are included in the aforementioned total, amounted to $1,693,000 for the first six months of 1997 as compared to $895,000 for the same period in 1996, representing an increase of $798,000 or 89%. The increase was principally due to the acquisition of Acumen People and Productivity in the third quarter of 1996 and improving performance at Activ Training, Ltd., ITC's London-based subsidiary.

Hardware revenues for the first six months of 1997 were $624,000 as compared with $1,837,000 in 1996, a decrease of $1,213,000 or 66%. Revenues from custom courseware and services were $715,000 for the first six months of 1997 as compared to $761,000 in 1996, a decrease of $46,000 or 6%.

b)  Costs and Expenses
    ------------------

Gross margin for the second quarter of 1997 was $2,199,000 as compared with $2,833,000 in 1996, a decrease of $634,000 or 22%. However, gross margin for the six months ended June 30, 1997 totaled $4,538,000, an increase of $635,000 or 16% over the comparable period in 1996. The lower gross margin for the second quarter of 1997 is primarily attributable to the favorable impact the DeKalb sale had on second quarter 1996 operating results. On a year-to-date basis, the Company's improved gross margins can be attributed to a higher percentage of courseware sales relative to total sales as well as lower cost of sales associated with material costs, product amortization and dealer fees.

Operating expenses for the second quarter of 1997 were $3,428,000 as compared with $2,410,000 in the same period of 1996. The increase of $1,018,000 is primarily due to the operating costs associated with the Company's 1996 acquisitions and expanded international operation. Actions have been taken to consolidate the Anderson operation with the Company's core business and are expected to result in operating cost savings during the second half of 1997 and beyond. However, during the second quarter of 1997, the Company incurred approximately $300,000 in operating expenses associated with the consolidation efforts. Savings from the consolidation efforts during the remainder of 1997 are expected to offset the additional costs incurred during the second quarter. The overall impact of the cost cutting measures is expected to yield annualized savings of approximately $1.2 million, beginning in 1998.

c)  Net Loss
    --------

Operations in the second quarter of 1997 resulted in a loss before taxes of $1,171,000 as compared with income before taxes of $581,000 in 1996. This loss is partially offset by an interim tax benefit, resulting in a net loss of $749,000 or $0.19 per share as compared with net income of $349,000 or $0.10 per share in the second quarter of 1996. For the six months ended June 30, 1997, the loss before taxes amounted to $1,872,000 compared to a loss of $82,000 in 1996. On an after-tax basis, the first six months of 1997 resulted in a net loss of $1,204,000 or $0.31 per share as compared to a net loss of $49,000 or $0.01 per share in 1996.

d)  Cash Flow, Liquidity and Capital Resources
    ------------------------------------------

Working capital at June 30, 1997 was $4,649,000 compared to $6,056,000 at December 31, 1996, a decrease of $1,407,000. The decrease is primarily due to an overall reduction in accounts receivable attributable to the collection of the second payment on the DeKalb contract and increased focus on collections. Cash proceeds in turn have been used to fund ongoing product development and to reduce debt acquired in the Anderson acquisition.

Cash flows from operations were $2,128,000 for the first six months of 1996, as the effect of non-cash charges totaling $967,000 and reductions in receivables of $3,027,000 more than offset the net loss of $1,204,000 and increases in other working capital accounts of $661,000. Cash provided by operations were offset by investments totaling $1,527,000 for the ongoing development of MS Office '97 products and certain capital expenditures. Cash used in financing activities includes the repayment of the line of credit assumed in the acquisition of Anderson.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on May 6, 1997. There were three agenda items submitted to a vote of security holders, including the election of two directors to the Company's Board of Directors: (i) Steven L. Roden was elected to serve on the Board for a term of three years. The number of votes cast in favor of Mr. Roden's election was 3,558,640, with 49,219 votes against and 32,571 abstaining; (ii) James H. Walton was elected to serve on the Board for a term of three years. The number of votes cast in favor of Mr. Walton's election was 2,969,339, with 636,473 votes against and 34,618 abstaining.

(b) The shareholders approved the amendment to the Articles of Incorporation, changing the Company's name to ITC Learning Corporation. The number of votes cast in favor of this proposal was 3,475,162, with 143,355 votes against and 21,913 abstaining.

(c) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. There were 3,585,926 votes cast in favor of this item, with 48,312 votes against and 6,192 abstaining.

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

ITC LEARNING CORPORATION
        (Registrant)



BY /s/ James H. Walton                              DATE    8/1/97
   --------------------------------------------             ------
   James H. Walton
   Chief Executive Officer



BY /s/ Carl D. Stevens                              DATE    8/1/97
   --------------------------------------------             ------
   Carl D. Stevens
   President and Chief Operating Officer



BY /s/ Christopher E. Mack                          DATE    8/1/97
   --------------------------------------------             ------
   Christopher E. Mack
   Vice President of Finance and Administration
   and Treasurer



BY /s/ John D. Dobey                                DATE    8/1/97
   --------------------------------------------             ------
   John D. Dobey
   Controller

                               INDEX TO EXHIBITS

   EXHIBIT                                                                        PAGE
   NO.                     DESCRIPTION                                             NO.
-----------------------------------------------------------------------------------------------------------------------------------
    3.1  Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30,
         1996 filed with the Securities and Exchange Commission ("SEC")
         (Commission File No. 33-61393).

    3.2 Restated By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995, filed March 15,1996 with the SEC (Commission File No. 0-13741).

    3.3  Articles of Amendment

    4.1  Specimen Certificate for ITC Common Stock

   10.6  Employment Agreements with Management
         (e) Steven L. Roden

   27.1  Financial Data Schedule
