Form 10QSB
period 1997-09-30
INDUSTRIAL TRAINING CORP
filed 1997-11-04
CIK 764867

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  FORM 10-QSB



                Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
               For the Quarterly period ended September 30, 1997


                        Commission File Number 0-13741


                           ITC LEARNING CORPORATION
       -----------------------------------------------------------------
              (FORMERLY KNOWN AS INDUSTRIAL TRAINING CORPORATION)
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


                                (703) 713-3335
                           -------------------------
                           Issuer's telephone number



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---


 As of September 30, 1997, 3,897,034 shares of Common Stock were outstanding.

          Transitional Small Business Disclosure Format: Yes     No X
                                                             ---   ---

                               TABLE OF CONTENTS

================================================================================


PART I                                                                                        PAGE
------                                                                                        ----
Item 1    Financial Statements (Unaudited)

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended September 30, 1997 and 1996                  1

                Condensed Consolidated Balance Sheets as of
                September 30, 1997 and December 31, 1996                                        2

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1997 and 1996                           4

                Notes to Condensed Consolidated Financial Statements                            5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   7

PART II
-------

Item 1    Legal Proceedings                                                                    10

Item 2    Changes in Securities                                                                10

Item 3    Defaults Upon Senior Securities                                                      10

Item 4    Submission of Matters to a Vote of Security Holders                                  10

Item 5    Other Information                                                                    10

Item 6    Exhibits and Reports on Form 8-K                                                     10

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


                           ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                     For the Three Months,       For the Nine Months
                                      Ended September 30,        Ended September 30,
                                       1997         1996          1997          1996
                                    ----------   ----------   -----------   -----------

Net revenues                        $7,088,571   $5,537,255   $16,297,834   $16,858,136
Cost of sales                        5,173,711    4,216,647     9,844,537    11,634,049
                                    ----------   ----------   -----------   -----------
Gross margin                         1,914,860    1,320,608     6,453,297     5,224,087


Selling, general, and
    administrative expense           2,420,161    2,332,357     8,953,365     6,672,337
Equity in earnings of affiliates      (159,389)     (56,163)     (198,503)     (168,520)
Interest income, net                   (55,140)    (125,553)     (138,473)     (368,074)
                                    ----------   ----------   -----------   -----------

                                     2,205,632    2,150,641     8,616,389     6,135,743
                                    ----------   ----------   -----------   -----------

Loss before income taxes              (290,772)    (830,033)   (2,163,092)     (911,656)

Income tax benefit                     (48,000)    (332,000)     (716,000)     (365,000)
                                    ----------   ----------   -----------   -----------

Net loss                            $ (242,772)  $ (498,033)  $(1,447,092)  $  (546,656)
                                    ==========   ==========   ===========   ===========

Net loss per common
    share (note 2)                  $    (0.06)  $    (0.14)  $     (0.37)  $     (0.15)
                                    ==========   ==========   ===========   ===========
Weighted average number
 of shares outstanding               3,897,034    3,632,455     3,897,027     3,595,064
                                    ==========   ==========   ===========   ===========


    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                    September 30,   December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                     (Unaudited)

Current assets:
  Cash and cash equivalents                           $ 2,406,570    $ 2,697,566
  Accounts receivable, net (note 3)                     5,326,039      7,641,066
  Due from affiliates                                     100,194         36,768
  Inventories (note 6)                                  4,123,849      1,018,383
  Prepaid expenses                                        364,502        190,402
  Income tax receivable                                   278,595        689,104
  Other current assets                                      7,239              0
                                                      -----------    -----------
     Total current assets                              12,606,988     12,273,289

Long-term receivable (note 4)                           1,015,978      1,589,916

Property and equipment:
  Video and computer equipment                          3,790,507      3,361,923
  Furniture and fixtures                                  725,500        747,146
  Leasehold improvements                                  102,215         95,422
                                                      -----------    -----------
                                                        4,618,222      4,204,491

  Less accumulated depreciation and amortization       (3,557,723)    (2,963,197)
                                                      -----------    -----------
     Net property and equipment                         1,060,499      1,241,294

Capitalized program development costs, net              4,576,124      4,226,525
Intangible assets                                       3,653,526      3,975,840
Other                                                     558,715         67,461
                                                      -----------    -----------
                                                      $23,471,830    $23,374,325
                                                      ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       September 30,   December 31,
                                                            1997           1996
                                                       -------------   ------------
                                                        (Unaudited)

Current liabilities:
  Line of credit (note 5)                                $         0    $   515,000
  Current installments of long-term debt                      34,515        130,745
  Accounts payable                                         1,124,244      1,331,079
  Due to affiliates                                          321,580        335,797
  Accrued compensation and benefits                          745,269        826,764
  Deferred revenues (note 6)                               4,711,373      1,458,945
  Other accrued expenses                                   1,156,199      1,619,326
                                                         -----------    -----------
     Total current liabilities                             8,093,180      6,217,656

Deferred lease obligations                                   102,829        113,020
Deferred income taxes                                              0        353,522
                                                         -----------    -----------
     Total liabilities                                     8,196,009      6,684,198

Stockholders' equity:
  Common stock, $.10 par value, 12,000,000 shares
     authorized; 3,897,034 and 3,896,924 issued
     and outstanding in 1997 and 1996, respectively          389,703        389,693
  Additional paid-in capital                              16,068,686     16,067,366
  Note receivable from ESOP                                  (67,177)      (143,677)
  Retained earnings (deficit)                             (1,070,347)       376,745
  Foreign currency translation adjustment                    (45,044)             0
                                                         -----------    -----------
     Total stockholders' equity                           15,275,821     16,690,127
                                                         -----------    -----------
     Total liabilities and stockholders' equity          $23,471,830    $23,374,325
                                                         ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  For Nine Months Ended September 30,
                                                                       1997               1996
                                                                    -----------        -----------
Cash flows from operating activities:
 Net loss                                                           $(1,447,092)       $  (546,656)
 Reconciling items:
  Deferred tax benefit                                                 (716,000)                --
  Depreciation and amortization                                       2,642,781          3,114,957
  Increase (decrease) in reserve for doubtful accounts                  106,515           (145,409)
  Salespeople awards of common shares                                       938                 --
  Foreign currency translation adjustment                               (45,044)                --
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                          2,208,512         (2,961,499)
  Decrease (increase) in inventories                                 (3,105,466)           151,968
  Increase in prepaid expenses                                         (174,100)           (65,474)
  Decrease (increase) in other assets                                    17,910             (7,651)
  Decrease (increase) in income taxes receivable                        253,976           (435,200)
  Decrease (increase) in long term receivable                           573,938         (1,561,129)
  Increase (decrease) in accounts payable                              (206,835)         1,522,842
  Increase (decrease) in due to affiliates, net                         (77,643)           183,952
  Increase (decrease) in accrued compensation and benefits              (81,495)           181,548
  Increase in deferred revenues                                       3,252,428            683,156
  Increase (decrease) in other accrued expenses                        (463,127)           147,661
  Decrease in income taxes payable                                           --           (105,000)
  Decrease in deferred lease obligation                                 (10,191)           (12,335)
                                                                    -----------        -----------
 Net cash from operating activities                                   2,733,005            145,731

Cash flows from investing activities:
 Deferred program development costs                                  (2,075,540)        (3,750,374)
 Capital expenditures                                                  (413,731)          (346,597)
                                                                    -----------        -----------
 Net cash used in investing activities                               (2,489,271)        (4,096,971)

Cash flows from financing activities:
 Repayments under line of credit                                       (515,000)                --
 Principal payments of long-term debt                                   (96,230)           (88,710)
 Issuance of common stock                                                    --            129,513
 Employee stock ownership plan note collections                          76,500             80,500
                                                                    -----------        -----------
 Net cash provided by (used in) financing activities                   (534,730)           121,303
                                                                    -----------        -----------

Net increase (decrease) in cash                                        (290,996)        (3,829,937)

Cash and cash equivalents at beginning of period                      2,697,566         10,348,762
                                                                    -----------        -----------

Cash and cash equivalents at end of period                          $ 2,406,570        $ 6,518,825
                                                                    ===========        ===========

    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

                                  (Unaudited)

1)  SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation
    ---------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Activ Training, Ltd ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), Anderson Soft-Teach ("AST") and ComSkill Learning Centers, Inc. ("ComSkill"). Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 and 1995 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

2)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirement for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 is not expected to be material.

3)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                           September 30,   December 31,
                                                               1997           1996
                                                            ----------     ----------
Trade accounts receivable                                   $4,877,262     $6,738,762
Current portion of long-term receivable, net (Note 3)          845,934      1,012,287
Unbilled contract receivables                                    5,321        182,025
Less allowance for doubtful accounts                          (402,663)      (296,148)
                                                            ----------     ----------
 Trade accounts receivable, net                              5,325,854      7,636,926
Other receivables                                                  185          4,140
                                                            ----------     ----------
                                                            $5,326,039     $7,641,066
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

Components of long-term receivable include the following:

                                                                   September 30,
                                                                       1997
                                                                       ----

  Receivable from DeKalb County (GA) Board of Education             $2,350,000
  Related dealer fees payable                                         (401,768)
  Less amounts classified as current, net of related dealer fees      (845,934)
  Less amount representing interest                                    (86,320)
                                                                    ----------
                                                                    $1,015,978
                                                                    ==========

5)  NOTE PAYABLE TO BANK

At September 30, 1997, the Company had no amounts outstanding relating to its $3,000,000 revolving bank line of credit, which bears interest at the bank's prime lending rate. Borrowings under the line are collateralized by the Company's accounts receivable and inventory.

6)  DEFERRED REVENUES

During the third quarter of 1997, the Company was selected by the DeKalb County
(GA) Board of Education (DeKalb) to furnish 3,120 personal computers to the schools within the DeKalb School district. The total sale was valued at $5,749,560. The computers are being installed during the third and fourth quarters of 1997. As of September 30, 1997, 1,260 computers have been installed. Accordingly, the Company has remaining balances of $3,122,220 in hardware computer inventory and $3,457,620 in deferred revenues associated with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)  Revenues
    --------

For the quarter ending September 30, 1997, the Company recorded total revenues of $7,089,000 as compared to revenues of $5,537,000 which were recorded for the same period in 1996. The increase of $1,552,000 or 28% is attributable to increases in both courseware sales ($970,000 or 27%) and hardware sales ($582,000 or 30%) over the comparable period in 1996. Revenues from the Company's multimedia training courseware sales totaled $4,537,000 for the third quarter of 1997 as compared to $3,567,000 for the same period in 1996. The increase was attributable to a higher level of revenues associated with the Company's MS Office and other PC application courseware products as compared to 1996. Revenues from international operations generated $992,000 for the quarter, representing a decline of $18,000 or 2% from the third quarter of 1996.

Hardware revenues for the third quarter of 1997 were $2,552,000, representing an increase of $582,000 or 30% over 1996. The increase in hardware revenues for the quarter is attributable to hardware deliveries made during the third quarter in accordance with the Company's August 1997 contract with DeKalb County (GA) Board of Education (DeKalb). The contract is intended to place a personal computer in each classroom within the county's school district and is valued at $5,750,000. As of September 30, 1997, $2,292,000 in revenue has been recognized under this contract. The balance of the contract is expected to be recorded during the fourth quarter of 1997.

For the nine months ending September 30, 1997, revenues totaled $16,298,000, as compared to $16,858,000 for the same period in 1996, representing a decrease of $560,000 or 3%. Multimedia courseware revenues totaled $13,122,000 for the nine months ended September 30, 1997, representing a decrease of $333,000 or 2% from 1996. The decrease in multimedia courseware sales is primarily attributable to the inclusion of $3,418,000 of courseware revenues associated with the Company's 1996 sale to DeKalb. Excluding the impact of the DeKalb sale in 1996, ITC's year-to-date 1997 multimedia courseware sales increased from 1996 by $3,085,000 or 31%. The increase from 1996 in courseware revenues excluding DeKalb is the result of improved levels of sales of the Company's PC application products and year-to-date revenues from international operations which totaled $2,829,000. This represented an increase of $924,000 or 49% over the same period in 1996. The dramatic increase in international sales is due principally to the results of ITC Australasia ("ITCA") which was acquired at the end of the third quarter of 1996 and strong revenues generated by Activ Training Ltd. during the first six months of 1997.

Hardware revenues for the first nine months of 1997 totaled $3,176,000 as compared with $3,403,000 for the same period in 1996, representing a decrease of $227,000 or 7%. In spite of the revenue recognized under the DeKalb hardware contract this quarter, overall hardware revenues have declined significantly from last year as a greater portion of this year's courseware sales have been to existing customers who have already upgraded their computer equipment to accommodate the requirements of ITC's multimedia courseware. Excluding the impact of the DeKalb contract this year, hardware sales have decreased by $2,519,000 or 74%.

b)  Costs and Expenses
    ------------------

Gross margin for the three months ending September 30, 1997 was $1,915,000 as compared to $1,321,000 for the same period in 1996. The increase of $594,000 or 45% is primarily due to the increased courseware sales during the quarter and lower overall amortization from program development costs.

Gross margin for the first nine months of 1997 totaled $6,453,000, as compared to $5,224,000 for 1996. The increase of $1,229,000 or 24% is primarily attributable to a higher proportion of courseware sales relative to total sales and lower amortization charges for program development costs.

Selling, general and administrative expenses for the third quarter of 1997 were $2,420,000, representing an increase of $88,000 or 4% over the same period in 1996. The increase is attributable to the operating costs associated with AST and ITCA which were acquired during 1996. This increase is partially offset by reductions in overall general and administrative costs compared to last year as the integration of AST's staff support functions was successfully completed during the third quarter. Accordingly, the Company has started to realize the cost savings from the transition.

Selling, general and administrative costs for the first nine months of 1997 were $8,953,000 as compared to $6,672,000 in 1996, representing an increase of $2,281,000 or 34%. The increase is again attributable to the costs associated with the aforementioned acquisitions as well as the cost of duplicative staff functions between ITC and AST. While savings are now being achieved as the result of staff reductions and centralization of activities, significant savings will not be realized until the fourth quarter of 1997 and beyond.

Interest income, net of interest expense was $55,000 for the third quarter of 1997 and $138,000 for the first nine months of 1997, as compared to $126,000 for the third quarter of 1996 and $368,000 for the first nine months of 1996. The decrease is the result of lower interest-bearing cash balances available to the Company throughout 1997.

c)  Net loss
    --------

The third quarter 1997 operations resulted in a loss before taxes of $291,000. The loss is partially offset by an interim tax benefit of $48,000 resulting in a net loss for the quarter of $243,000 or $0.06 per share. This quarter's result is compared to a pre-tax loss of $830,000 for the same period in 1996 and a net loss of $498,000 or $0.14 per share.

Year-to-date operating results have resulted in a pre-tax loss of $2,163,000, as compared to a loss of $912,000 recorded for the first nine months of 1996. The 1997 loss is partially offset by an interim tax benefit of $716,000, resulting in a net loss of $1,447,000 or $0.37 per share. This compares to a net loss of $547,000 or $0.15 per share recorded in 1996.

d)  Cash Flow, Liquidity and Capital Resources
    ------------------------------------------

Working capital as of September 30, 1997 was $4,514,000, as compared to $6,056,000 at December 31, 1996, representing a decrease of $1,542,000. The reduction in working capital is due to lower accounts receivable balances, including the installment payment received from DeKalb County in June of 1997, and the reinvestment of cash proceeds in ongoing product development activities and reduction of debt acquired in the purchase of AST.

Cash flows from operations were $2,733,000 for the first nine months of 1997. The effect of non-cash charges totaling $1,989,000 more than offset the net loss for the year to date of $1,447,000. Changes in other working capital accounts, principally accounts receivable, resulting in a net inflow of cash of $2,191,000 are responsible for the remaining increases in cash from operations. Cash flows from operations were used to fund investment activities totaling $2,489,000. This included the ongoing product development efforts consisting primarily of Microsoft Office 97 and other capital expenditures. Cash used in financing activities was $535,000 and consists primarily of the repayment of debt acquired in the AST acquisition.

Management believes that the cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital needs and other financing requirements for 1997.

e)  Subsequent Events
    -----------------

Effective October 14, 1997, the Company's Board of Directors accepted the resignation of Steven L. Roden.

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

ITC LEARNING CORPORATION
      (Registrant)



BY /s/ James H. Walton                              DATE        11/4/97
   --------------------------------------------          -----------------------
   James H. Walton
   Chief Executive Officer



BY /s/ Carl D. Stevens                              DATE        11/4/97
   --------------------------------------------          -----------------------
   Carl D. Stevens
   President and Chief Operating Officer



BY /s/ Christopher E. Mack                          DATE        11/4/97
   --------------------------------------------          -----------------------
   Christopher E. Mack
   Vice President of Finance and Administration
   and Treasurer



BY /s/ John D. Dobey                                DATE        11/4/97
   --------------------------------------------          -----------------------
   John D. Dobey
   Controller

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
  NO.                                DESCRIPTION                             NO.
--------------------------------------------------------------------------------

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

 27.1  Financial Data Schedule