Form 10QSB/A
period 1997-09-30
INDUSTRIAL TRAINING CORP
filed 1997-11-07
CIK 764867

                    U.S. SECURITIES AND EXCHANGE COMMISSION

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

This amendment replaces Item 1 as filed November 4, 1997 which contained a typographical misprint.

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

                           ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  For Nine Months Ended September 30,
                                                                       1997               1996
                                                                    -----------        -----------
Cash flows from operating activities:
 Net loss                                                           $(1,447,092)       $  (546,656)
 Reconciling items:
  Deferred tax benefit                                                 (716,000)                --
  Depreciation and amortization                                       2,642,781          3,114,957
  Increase (decrease) in reserve for doubtful accounts                  106,515           (145,409)
  Salespeople awards of common shares                                       938                 --
  Foreign currency translation adjustment                               (45,044)                --
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                          2,208,512         (2,961,499)
  Decrease (increase) in inventories                                 (3,105,466)           151,968
  Increase in prepaid expenses                                         (174,100)           (65,474)
  Decrease (increase) in other assets                                    17,910             (7,651)
  Decrease (increase) in income taxes receivable                        256,976           (435,200)
  Decrease (increase) in long term receivable                           573,938         (1,561,129)
  Increase (decrease) in accounts payable                              (206,835)         1,522,842
  Increase (decrease) in due to affiliates, net                         (77,643)           183,952
  Increase (decrease) in accrued compensation and benefits              (81,495)           181,548
  Increase in deferred revenues                                       3,252,428            683,156
  Increase (decrease) in other accrued expenses                        (463,127)           147,661
  Decrease in income taxes payable                                           --           (105,000)
  Decrease in deferred lease obligation                                 (10,191)           (12,335)
                                                                    -----------        -----------
 Net cash from operating activities                                   2,733,005            145,731

Cash flows from investing activities:
 Deferred program development costs                                  (2,075,540)        (3,750,374)
 Capital expenditures                                                  (413,731)          (346,597)
                                                                    -----------        -----------
 Net cash used in investing activities                               (2,489,271)        (4,096,971)

Cash flows from financing activities:
 Repayments under line of credit                                       (515,000)                --
 Principal payments of long-term debt                                   (96,230)           (88,710)
 Issuance of common stock                                                    --            129,513
 Employee stock ownership plan note collections                          76,500             80,500
                                                                    -----------        -----------
 Net cash provided by (used in) financing activities                   (534,730)           121,303
                                                                    -----------        -----------

Net increase (decrease) in cash                                        (290,996)        (3,829,937)

Cash and cash equivalents at beginning of period                      2,697,566         10,348,762
                                                                    -----------        -----------

Cash and cash equivalents at end of period                          $ 2,406,570        $ 6,518,825
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



BY /s/ Christopher E. Mack                          DATE        11/7/97
   --------------------------------------------          -----------------------
   Christopher E. Mack
   Vice President of Finance and Administration
   and Treasurer