Form 10KSB
period 1997-12-31
ITC LEARNING CORP
filed 1998-03-13
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required] for the Fiscal Year ended December 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number 0-13741

                            ITC LEARNING CORPORATION
                            ------------------------
               (FORMERLY KNOWN AS INDUSTRIAL TRAINING CORPORATION)
        (Exact name of small business issuer as specified in its charter)

                       Maryland                                                52-1078263
                       --------                                                ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification Number)

             13515 Dulles Technology Drive, Herndon, Virginia 20171
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (703) 713-3335
                                 --------------
                 Issuer's telephone number (including area code)

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

                                       [ ]

Issuer's revenues for the year ended December 31, 1997 were $25,582,153. Aggregate market value of voting stock held by non-affiliates and outstanding at February 20, 1998 was $11,753,776. Amount was computed using the average bid and ask price as of February 20, 1998, which was $3.91. As of February 20, 1998, 3,887,731 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the proxy statement for the annual shareholders meeting to be held May 7, 1998 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                                                PAGE
------                                                                                                ----
Item 1            Description of Business                                                              1

Item 2            Description of Properties                                                            3

Item 3            Legal Proceedings                                                                    4

Item 4            Submission of Matters to a Vote of Security Holders                                  4


PART II
-------

Item 5            Market for Common Equity and Related Stockholder Matters                             5

Item 6            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                        5

Item 7            Financial Statements                                                                 9

Item 8            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                             26

PART III
--------

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                                   27

Item 10           Executive Compensation                                                              29

Item 11           Security Ownership of Certain Beneficial Owners and Management                      29

Item 12           Certain Relationships and Related Transactions                                      29

Item 13           Exhibits and Reports on Form 8-K                                                    29

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

(a)  General Development of Business

ITC Learning Corporation (the "Company" or "ITC") was incorporated under the laws of the State of Maryland on January 28, 1977 as Industrial Training Corporation. Following approval by the Company's shareholders, the Company changed its name to ITC Learning Corporation on May 9, 1997. ITC develops, markets and sells training materials that are delivered in multimedia platforms. ITC's multimedia training courseware combines full-motion video, audio, animation, graphics and text into a single training presentation. The Company provides self-directed multimedia learning solutions that improve employee skills in business, education and government. The Company's products, which include the largest library of interactive CD-ROM programs available today, have improved productivity in major corporations and school systems across America. These products also enable local communities to make a positive difference every day by opening multimedia learning opportunities to the general public through the use of multimedia learning centers and they have proven very effective as Welfare to Work programs. The Company has a worldwide customer base of approximately 5,000.

During 1997, the Company continued to concentrate its efforts on product development and increasing its distribution capabilities. Prior to 1997, the Company's product development efforts had focused on improving ITC's core multimedia training products, including converting its existing analog laserdisc training programs into the digital CD-ROM format. In 1997, the Company's development efforts were focused on updating its product offerings in the area of PC Skills training, particularly the Microsoft Office 97 suite of products and Internet training products. The Company also invested in the next release of its training administration product, ActivPro and in its electrical maintenance series. During 1997, the Company also invested in research and development activities to explore the feasibility of delivering its product over the Internet and corporate intranets.

In 1997, the Company embarked on a new strategy intended to position itself as a broad-based education and training integrator of an expanded line of multimedia training products. In addition to broadening its own courseware library, ITC intends to enter into strategic alliances with publishers of training software in the areas of customer service, leadership, financial skills and other "soft skills" training topics. These products represent approximately 75% of the $60 billion training market, according to International Data Corporation's August 1997 industry report.

In an effort to increase its distribution capabilities, the Company launched its new Business Alliance Partner ("BAP") program which is intended to increase both market coverage and bring additional industry knowledgeable resources to drive sales. In concert with these changes, the Company also began to expand its direct sales force and intends to triple its number of sales representatives and to continue the expansion and growth of the BAP program in 1998.

In January 1997, the Company announced a joint marketing agreement with IBM which will enable IBM to distribute the Company's products to both the K-12 and Higher Education markets. In September 1997, the Company partnered with Pomeroy Computer Resources, Inc. of Hebron, Kentucky to supply interactive multimedia teacher training in PC literacy skills to the state of West Virginia as part of a $16 million state funded technology integration initiative. These alliances combine ITC's extensive products with the industry experience and distribution networks of these business partners, and are considered important steps in expanding the Company's distribution capabilities in the Education market.

In November 1997, the Company sold its Anderson Soft-Teach subsidiary ("Anderson" or "AST") to an investor group. As part of the agreement, the Company will retain certain rights to distribute Anderson's products throughout 1998.

In December 1997, the Company's Board of Directors agreed to appoint Carl D. Stevens as Chief Executive Officer, in addition to his duties as President, replacing James H. ("Bill") Walton, a founder of the Company. In January 1998, the appointment was officially approved by the Board. Mr. Stevens had joined the Company in March 1997 as Senior Vice President and was subsequently named President and Chief Operating Officer in June 1997. Mr. Walton resigned his position as a Director of the Company in February 1998.

In January 1998, the Company announced that it invested $1 million in the stock of Mentor Networks, Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States. Mentor, based in Nova Scotia, specializes in the development and distribution of interactive multimedia courseware. Mentor's product offerings include the Microsoft Office suite of PC Skills training products and Professional Skills training products in the areas of customer service, telesales, collections, leadership training and human resources. Its products include the only training product rated by Call Center Magazine as a Call Center Product of the Year in February 1998.

In February 1998, the Company signed a letter of intent to acquire Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based training administration software. The purchase price for all of the outstanding common stock of Turn-Key is $700,000 in cash. ITC also agreed to employ the founder and president of Turn-Key, and will enter into an agreement with him providing for an initial payment of $600,000 cash and the issuance of 100,000 shares of ITC common stock in consideration of his employment and certain extended non-competitive covenants. Turn-Key is a privately-held company located in Grand Rapids, Michigan. Turn-Key's proprietary administration software, AdminSTAR(R), provides customers with the capability for personal skills assessment, creation of individual development plans, management of the training process for corporate training departments, and a broad array of reporting capabilities. Turn-Key's customers include the Coca Cola Corporation, NASA, Shaw Industries and the Pentagon. The Company expects to complete the acquisition of Turn-Key by the end of March 1998.

(b)  Narrative Description of Business

ITC is an education and training integrator specializing in the development, production, marketing and sale of multimedia training courseware for corporate, educational and governmental organizations. ITC courseware uses the power of full-motion video, audio and text as a learning tool on a PC platform. These courses combine high quality video and sound with the PC's capability for graphics and automatic recordkeeping. Standard multimedia platforms for ITC products include both AVI and MPEG CD-ROM digital video format. The majority of the Company's multimedia products are sold under the Company's registered trademark ACTIV(R). These products are focused in five primary areas, as represented by the five ACTIV(R) Learning Libraries: the "ACTIV(R) PC Skills Learning Library," the "ACTIV(R) Regulatory Compliance Training Library," the "ACTIV(R) Basic Skills Learning Library," the "ACTIV(R) Technical Skills Learning Library," and the "ACTIV(R) INVOLVE(R) Instrumentation Learning Library."

Distribution of the Company's products is managed through a number of channels. Primarily, the Company employs a direct salesforce which is responsible for sales of the Company's multimedia training products throughout North America, Australia and the United Kingdom, with the exception of those territories which have been sold to certain resellers as exclusive territories for distribution of the "ACTIV(R) PC Skills Learning Library." These resellers in turn employ sales persons to market and sell ITC's "PC Skills" products throughout their protected territories. In certain other U.S. markets, the

Company also uses its Business Alliance Partners to distribute its courseware products. In foreign markets other than Canada, Australia and the United Kingdom, the Company markets its products primarily through dealers and distributors.

All of the Company's training programs are proprietary and, as a result, they are all protected by copyright. The Company's libraries include in excess of 200 training programs, all of which were produced by the Company. Certain of the Company's "Basic Skills" and "Technical Skills" products are owned by limited partnerships in which the Company acts as a general partner; in some cases, the Company also participates as a limited partner.

In addition to selling multimedia training courseware, the Company sells related hardware products. The Company uses many IBM compatible hardware systems for the delivery of its products. In addition to being an authorized IBM Industry Remarketer and a Value Added Reseller, the Company utilizes the products of Compaq, Hewlett Packard, Gateway 2000 and other computer hardware manufacturers. Such hardware is integrated with ITC's courseware to provide a full-service solution to meet the training needs of ITC's clients.

No customer accounted for more than 10% of consolidated net courseware sales in 1997 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or several of which would have a materially adverse effect on the Company.

All materials used in the Company's products are available from numerous sources of supply. The Company does not foresee any shortage of such materials. Further, ITC does not believe that the loss of any single supplier would have a material adverse effect on the Company as a whole.

There are many companies engaged in the business of providing training and instructional materials using various media. These companies include providers of traditional instructor-led training, multimedia developers and sellers, textbook publishers, and others, all of which compete for available training funds. At present, there are several providers of interactive multimedia training products and management believes that the number of companies providing multimedia training products will continue to increase in the future. Some of these companies are larger and have greater resources than ITC, while others offer only specialized training materials. Considering the diversity of the Company's "Learning Libraries" and the related multiple platforms, management believes that ITC offers the broadest array of multimedia training products and services available.

At December 31, 1997, the Company and its subsidiaries employed a total of 74 people, all of whom are full-time. This represents a decrease of 46 employees since December 31, 1996, due primarily to the divestiture of AST and cost-cutting measures enacted in 1997. The Company utilizes free-lance and temporary personnel who are familiar with ITC's development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matters to a vote of security holders since the May 1997 Annual Meeting of Stockholders.

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

                                                            High                Low
                                                            ----                ---
                      1st    Quarter, 1996                  9 1/2              6 1/4
                      2nd    Quarter, 1996                    9                  6
                      3rd    Quarter, 1996                  8 1/4             5 5/16
                      4th    Quarter, 1996                 6 5/16                4
                      1ST    QUARTER, 1997                  6 1/4                4
                      2ND    QUARTER, 1997                    6                  4
                      3RD    QUARTER, 1997                  5 5/8             4 9/16
                      4TH    QUARTER, 1997                  5 1/4              3 5/8

(b)  Holders

As of December 31, 1997, there were 1,028 holders of record of the Company's Common Stock, the Company's only class of stock.

(c)  Dividends

Shareholders of the Company's Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

During 1997, revenues for ITC Learning Corporation totaled $25,582,000 as compared with $22,144,000 in 1996, representing an increase of $3,438,000 or 16%. Courseware revenues, which includes sales of off-the-shelf courseware, custom courseware and consulting services, fees and royalties and videotape training products, totaled $18,720,000, as compared to $18,003,000 in 1996, an increase of $717,000 or 4%. Revenues from the sales of hardware systems aggregated $6,862,000 in 1997 as compared with $4,141,000 in 1996, representing an increase of $2,721,000 or 66%.

The increase in courseware revenues for 1997 was primarily attributable to sales of the Company's PC Skills courseware training products in the domestic markets as well increased courseware sales in the international markets. Domestic sales from PC Skills training products, which include sales to commercial, education and government market sectors, totaled $7,819,000 for 1997 as compared to $7,192,000 for 1996, representing an increase of $627,000 or 9%. The increase is due to revenues generated by Anderson Soft-Teach in 1997, partially offset by PC Skills revenues from the DeKalb contract in 1996. International courseware sales for the year totaled $4,210,000, representing an increase of $1,238,000 or 42% from 1996. The increase was due in part to the fact that 1997 was the first full year of operations for ITC Australasia Pty., Ltd., the Company's Australian subsidiary.

Revenues in 1997 from the Education market declined from 1996 levels due to the Company's contract with the DeKalb County (GA) Board of Education ("DeKalb"). In 1996, the Company recognized approximately $3,200,000 in courseware revenues under the Dekalb contract, while 1997 courseware and services revenues from DeKalb amounted to $511,000. In total, the Company recognized $1,693,000 in Education revenues in 1997, as compared to $4,607,000 in 1996. Excluding the effect of the DeKalb contract, 1997 Education revenues decreased from 1996 by $225,000. Sales of the Company's core Technical Skills and Regulatory Compliance products totaled $5,394,000 during 1997, representing a decrease of $604,000 from 1996 levels; meanwhile, sales from the Federal Government markets aggregated $610,000 during 1997 as compared to $1,512,000 achieved during 1996.

The increase in hardware revenues was attributable to the Company's 1997 contract with DeKalb. Under the terms of the contract, the Company delivered and installed approximately 3,000 desktop and laptop computers to the County's public schools during the third and fourth quarters of 1997. The hardware contract placed a personal computer in every classroom in DeKalb County. During the second half of 1997, the Company recognized revenues of approximately $5,750,000 associated with the hardware contract. Excluding the effect of the DeKalb hardware contract, total hardware revenues decreased $3,029,000 from 1996 to 1997. The substantial decrease in hardware revenues was the result of the proliferation of multimedia hardware equipment in the marketplace as well as significant competitive price pressures experienced by the Company. The Company anticipates that revenues from hardware systems will continue to decline in the near future.

Cost of Sales and Gross Margin

Cost of sales for 1997 totaled $16,202,000 resulting in a gross margin of $9,380,000 or 37% of total revenues. During 1996, cost of sales totaled $15,031,000 and resulted in a gross margin of $7,113,000 and gross margin percent of 32% of total revenues. Excluding revenue and costs associated with hardware sales, gross margin in 1997 totaled $9,066,000 or 48% of total revenues as compared with $7,003,000 or 39% in 1996, an increase of $2,063,000. The increase in gross margin and gross margin percent is principally due to lower amortization expense associated with capitalized program development costs. The lower amortization expense is attributable to the effect of the 1996 write-down of $3,300,000 in program development costs and lower overall levels of development activities during 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during 1997 totaled $12,038,000, as compared to $9,316,000 in 1996. The increase of $2,722,000 or 29% is primarily attributable to the increased infrastructure costs associated with the Company's 1996 acquisitions and the costs incurred in establishment and maintenance of the Company's international subsidiaries. Additionally, included in SG&A expense for 1997 is approximately $600,000 of compensation related expenses associated with the termination of the Company's contract with its former Chief Executive Officer.

Gain on Sale of Subsidiary

On November 20, 1997 the Company sold all of the stock of its Anderson Soft-Teach ("AST") subsidiary to an investor group for $4,000,000 in cash, a promissory note in the amount of $950,000 and forgiveness of AST's intercompany debt to ITC. The Company realized a pre-tax gain of approximately $732,000 for 1997, after deducting the carrying value of ITC's investment in AST and ITC's costs of divestiture from the proceeds realized on the sale.

ITC had acquired AST in December of 1996 for approximately $5,800,000 in cash and stock. At the end of 1996, ITC recorded a charge of $2,500,000 associated with the purchase price, representing the value of acquired in-process research and development. When taking into consideration both the acquisition in 1996 and the sale in 1997, the Company incurred a loss on its investment in AST of approximately $1,800,000.

Income Taxes

The Company did not recognize any net tax benefit during 1997, as estimated foreign tax expenses of $335,000 offset deferred benefits available from the losses of the Company's domestic operations.

Net Loss

The Company incurred a net loss for 1997 of $1,433,000 or $0.37 per share (basic and diluted) compared with a loss of $5,659,000 or $1.59 per share (basic and diluted) in 1996. The loss per share amounts prior to 1997 have been restated as required by the Financial Accounting Standards Board's SFAS No. 128 - Earnings per Share.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1997 was $7,344,000 as compared to $6,056,000 at December 31, 1996, an increase of $1,288,000 or 21%. The increase is primarily due to the cash received from the sale of Anderson Soft Teach, net of the working capital relinquished as part of the sale.

Cash flow from operations totaled $2,017,000 in 1997, compared with $983,000 in 1996, an increase of $1,034,000 or 105%. The increase is principally due to the smaller net loss incurred in 1997, although after-tax losses net of non-cash charges resulted in a cash inflow of $1,326,000 in 1997 compared with $2,981,000 in 1996. Changes in operating assets and liabilities accounted for the remaining increase in operating cash flow in 1997, principally reductions in accounts receivable of $1,242,000 and inventories of $349,000.

Net cash provided by investing activities during 1997 totaled $715,000 as compared with net cash used of $8,750,000 in 1996. The total difference of $9,465,000 from 1996 is due to lower investments in program development of $2,015,000 and net cash realized in the sale of AST of $3,149,000 as compared with cash used to acquire AST and ITC Australasia of $4,426,000 during 1996.

The Company used net cash of $544,000 for financing activities in 1997 as compared with $116,000 of net cash provided by financing activities during 1996. The total difference of $660,000 is principally due to the payment of $515,000 for the line of credit assumed in the purchase of Anderson Soft-Teach and proceeds received from the exercise of common stock options totaling $127,000 during 1996. No common stock options were exercised in 1997.

Management believes that cash generated from operations combined with the Company's existing resources and available line of credit are adequate to meet ITC's working capital requirements for 1998.

SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The provisions of SOP 97-2 take effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, upgrades and post-contract customer support. The Company's management has undertaken an assessment of the impact of these rules on its pricing and revenue recognition policies and the terms and conditions of its courseware license agreements. While the Company has implemented SOP 97-2 beginning January 1, 1998, management does not expect it to materially impact the Company's results of operations or to impair the comparability of its financial statements.

IMPLICATIONS OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's courseware products or internal computer software that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's courseware could result in an impairment of revenue recognition due to significant future obligations, impairment of future sales of the Company's product, or potential product liability.

The Company began an assessment of the implications of the Year 2000 during late 1997. At December 31, 1997, the process of evaluating the Company's courseware products and internal systems was underway and is expected to be completed in the first quarter of 1998. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material.

FORWARD LOOKING STATEMENTS

Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, the completion and profitability of sales reported, changes in economic conditions and interest rates, increases in raw material and labor costs, changes in technology and general competitive factors, that may cause actual results to differ materially.

ITEM 7.       FINANCIAL STATEMENTS

       INDEX                                                                                     PAGE
--------------------------------------------------------------------------------------------------------------
Report of Independent Auditors                                                                    10

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and 1996                                                                        11

Consolidated Balance Sheets as of December 31, 1997 and 1996                                   12-13

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1997 and 1996                                                                  14

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996                                                                        15

Notes to Consolidated Financial Statements                                                     16-26

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ITC Learning Corporation

We have audited the accompanying consolidated balance sheets of ITC Learning Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC Learning Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Washington, D.C.                                       Ernst & Young LLP
February 23, 1998

                            ITC LEARNING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1997 and 1996

                                                                  1997                1996
                                                                  ----                ----
Revenues, net:
     Courseware                                               $ 18,720,292        $ 18,002,803
     Hardware                                                    6,861,861           4,140,767
                                                              ------------        ------------
         Total revenues, net (note 3)                           25,582,153          22,143,570

Costs and expenses:
     Courseware cost of sales                                    9,654,736          10,999,376
     Hardware cost of sales                                      6,547,324           4,031,627
     Reduction in capitalized program development costs                -             3,300,000
     Acquired research and development                                 -             2,500,000
     Selling, general and administrative expenses               12,038,439           9,316,163
     Equity in earnings of affiliates                             (288,129)           (216,832)
                                                              ------------        ------------
         Total costs and expenses                               27,952,370          29,930,334

Gain on sale of subsidiary (note 9)                                732,238                 -
                                                              ------------        ------------

Loss before interest and income tax benefit                     (1,637,979)         (7,786,764)

Interest income, net                                               204,651             467,454
                                                              ------------        ------------

Loss before income tax benefit                                  (1,433,328)         (7,319,310)

Income tax benefit (note 8)                                            -            (1,660,000)
                                                              ------------        ------------

Net loss                                                      $ (1,433,328)       $ (5,659,310)
                                                              ============        ============

Net loss per common share, basic and diluted (note 1)         $      (0.37)       $      (1.59)
                                                              ============        ============

Weighted average number of shares outstanding                    3,885,462           3,566,000
                                                              ============        ============




                             See accompanying notes.

                            ITC LEARNING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

                                     ASSETS

                                                                1997                1996
                                                                ----                ----
Current assets:
     Cash and cash equivalents                              $  4,885,672        $  2,697,566
     Accounts receivable, net (notes 2, 5 and 6)               6,167,592           7,641,066
     Due from affiliates (note 3)                                 33,092              36,768
     Inventories, net of reserve of $199,809 and
         $142,267 at December 31, 1997 and 1996,
         respectively (notes 5 and 6)                            357,374           1,018,383
     Prepaid expenses                                            123,042             190,402
     Income taxes receivable (note 8)                            175,206             689,104
     Other current assets                                         11,912                --
                                                            ------------        ------------
         Total current assets                                 11,753,890          12,273,289

Long-term receivable (notes 2, 5 and 6)                          836,882           1,589,916

Note receivable (note 9)                                         922,940                --

Property and equipment (note 6):
     Video and computer equipment                              1,336,735           3,361,923
     Furniture and fixtures                                      125,259             747,146
     Leasehold improvements                                       21,313              95,422
                                                            ------------        ------------
                                                               1,483,307           4,204,491
     Less accumulated depreciation and amortization             (802,989)         (2,963,197)
                                                            ------------        ------------
         Net property and equipment                              680,318           1,241,294

Capitalized program development costs, net
     of accumulated amortization of $1,847,481 and
     $977,775 at December 31, 1997 and 1996,
     respectively                                              3,947,086           4,226,525
Intangible assets, net of accumulated amortization of
     $676,111 and $511,111 at December 31, 1997
     and 1996, respectively (note 9)                           1,631,299           3,975,840
Other                                                             12,340              67,461
                                                            ------------        ------------
         Total assets                                       $ 19,784,755        $ 23,374,325
                                                            ============        ============





                             See accompanying notes.

                            ITC LEARNING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1997                1996
                                                               ----                ----
Current liabilities:
     Line of credit (note 5)                               $       --          $    515,000
     Current installments of long-term debt (note 6)            100,000             130,745
     Accounts payable                                           740,353           1,331,079
     Due to affiliates (note 3)                                 293,561             335,797
     Accrued compensation and benefits                        1,281,691             826,764
     Deferred revenues                                          422,787           1,458,945
     Other accrued expenses                                   1,236,012           1,619,326
     Income taxes payable (note 8)                              335,102                --
                                                           ------------        ------------
         Total current liabilities                            4,409,506           6,217,656

Deferred lease obligations                                       60,296             113,020
Deferred income taxes (note 8)                                     --               353,522
Long-term debt (note 6)                                         400,000                --
                                                           ------------        ------------
         Total liabilities                                    4,869,802           6,684,198

Commitments (note 10)

Stockholders' equity (notes 6, 7, 9, and 11):
     Common stock, $.10 par value, 12,000,000 shares
         authorized; 3,897,074 and 3,896,924 shares
         issued and outstanding in 1997 and
         1996, respectively                                     389,708             389,693
     Additional paid-in capital                              16,090,816          16,067,366
     Note receivable from ESOP                                 (541,677)           (143,677)
     Retained earnings (deficit)                             (1,056,583)            376,745
     Foreign currency translation adjustment                     32,689                --
                                                           ------------        ------------
         Total stockholders' equity                          14,914,953          16,690,127
                                                           ------------        ------------
         Total liabilities and stockholders' equity        $ 19,784,755        $ 23,374,325
                                                           ============        ============




                             See accompanying notes.

                            ITC LEARNING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996

                                                      Common Stock                   Additional             Note
                                                      ------------                    Paid-In            Receivable
                                               Shares            Par Value            Capital             From ESOP
                                               ------            ---------            -------             ---------
Balance at January 1, 1996                     3,556,424        $    355,643        $ 14,770,853        $   (250,177)

Note payments                                        -                   -                   -               106,500

New shares issued:
   Stock issuance                                300,000              30,000           1,170,000                 -
   Stock options exercised                        40,000               4,000             123,113                 -
   Common stock issued to employees                  500                  50               3,400                 -

Net loss                                             -                   -                   -                   -
                                            ------------        ------------        ------------        ------------
Balance at December 31, 1996                   3,896,924             389,693          16,067,366            (143,677)

NOTE PAYMENTS                                        -                   -                   392             102,000

SHARES REPURCHASED                              (103,322)            (10,332)           (467,532)                -

NEW SHARES ISSUED:
   COMMON STOCK ISSUED TO EMPLOYEES                  150                  15                 922                 -
   COMMON STOCK CONTRIBUTED TO ESOP              103,322              10,332             489,668            (500,000)

NET LOSS                                             -                   -                   -                   -

CUMULATIVE EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                               -                   -                   -                   -
                                            ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 31, 1997                   3,897,074        $    389,708        $ 16,090,816        $   (541,677)
                                            ============        ============        ============        ============


                                              Retained        Foreign Currency        Total
                                              Earnings          Translation        Stockholders'
                                              (Deficit)          Adjustment           Equity
                                              ---------          ----------           ------
Balance at January 1, 1996                  $  6,036,055        $        -         $ 20,912,374

Note payments                                        -                   -              106,500

New shares issued:
   Stock issuance                                    -                   -            1,200,000
   Stock options exercised                           -                   -              127,113
   Common stock issued to employees                  -                   -                3,450

Net loss                                      (5,659,310)                -           (5,659,310)
                                            ------------        ------------       ------------
Balance at December 31, 1996                     376,745                 -           16,690,127

NOTE PAYMENTS                                        -                   -              102,392

SHARES REPURCHASED                                   -                   -             (477,864)

NEW SHARES ISSUED:
   COMMON STOCK ISSUED TO EMPLOYEES                  -                   -                  937
   COMMON STOCK CONTRIBUTED TO ESOP                  -                   -                  -

NET LOSS                                      (1,433,328)                -           (1,433,328)

CUMULATIVE EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                               -                32,689             32,689
                                            ------------        ------------       ------------
BALANCE AT DECEMBER 31, 1997                $ (1,056,583)       $     32,689       $ 14,914,953
                                            ============        ============       ============




                             See accompanying notes.

                            ITC LEARNING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1997 and 1996

                                                                           1997                1996
                                                                           ----                ----
Cash flows from operating activities:
Net loss                                                               $ (1,433,328)       $ (5,659,310)
Reconciling items:
     Reduction in capitalized program development costs                        --             3,300,000
     Acquired research and development                                         --             2,500,000
     Deferred tax benefit                                                      --            (1,255,000)
     Depreciation and amortization                                        2,725,367           4,091,483
     Common stock issued to employees                                           937               3,450
     Foreign currency translation adjustment                                 32,689                --
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       1,241,541          (4,428,928)
         Decrease (increase) in inventories                                 349,450            (147,311)
         Decrease in prepaid expenses                                        46,026              62,659
         Increase (decrease) in due to affiliates, net                      (38,560)             56,641
         Decrease (increase) in other assets                                 40,857             (36,372)
         Decrease in accounts payable                                      (489,293)           (290,464)
         Increase (decrease) in accrued expenses                           (803,991)          2,990,441
         Increase (decrease) in deferred lease obligations                  (23,875)             10,056
         Decrease (increase) in income taxes receivable                     368,681            (794,104)
         Net effect of acquired operating assets and liabilities               --               579,454
                                                                       ------------        ------------
Net cash provided by operating activities                                 2,016,501             982,695

Cash flows from investing activities:
     Capitalized program development costs                               (1,983,392)         (3,997,925)
     Capital expenditures                                                  (449,934)           (326,007)
     Sale of subsidiary, net of cash relinquished                         3,148,676                --
     Acquisitions, net of cash acquired                                        --            (4,426,397)
                                                                       ------------        ------------
Net cash provided by (used in) investing activities                         715,350          (8,750,329)

Cash flows from financing activities:
     Repayment of line of credit                                           (515,000)               --
     Proceeds from long-term debt                                           500,000                --
     Principal payments under term loans                                   (130,745)           (117,175)
     Repurchase of common stock                                            (500,000)               --
     Issuance of common stock                                                  --               127,113
     Employee stock ownership plan note collections                         102,000             106,500
                                                                       ------------        ------------
         Net cash (used in) provided by financing activities               (543,745)            116,438
                                                                       ------------        ------------

Net increase (decrease) in cash                                           2,188,106          (7,651,196)

Cash and cash equivalents at beginning of year                            2,697,566          10,348,762
                                                                       ------------        ------------
Cash and cash equivalents at end of year                               $  4,885,672        $  2,697,566
                                                                       ============        ============



                             See accompanying notes.

                            ITC LEARNING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The consolidated financial statements of ITC Learning Corporation (the "Company" or "ITC") include the accounts of its wholly owned subsidiaries, ITC Australasia Pty., Ltd., Activ Training, Ltd., and ComSkill Learning Centers, Inc. Pursuant to approval by the Company's shareholders, the Company changed its name to ITC Learning Corporation on May 9, 1997. The Consolidated Statements of Operations and Statements of Stockholders' Equity and Statements of Cash Flows also reflect the results of operations and subsequent sale of the Company's Anderson Soft-Teach ("AST") subsidiary which was acquired on December 31, 1996 and divested on November 20, 1997. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a full-service training company specializing in the development, production, marketing and sale of both off-the-shelf and custom multimedia training courseware for corporate, educational and governmental organizations. ITC's multimedia training courseware combines full-motion video, audio, animation, graphics and text into a single training presentation.

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

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The provisions of SOP 97-2 take effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, upgrades and post-contract customer support. The Company's management has undertaken an assessment of the impact of these rules on its pricing and revenue recognition policies and the terms and conditions of its courseware license agreements. While the Company has implemented SOP 97-2 beginning January 1, 1998, management does not expect it to materially impact the Company's results of operations or to impair the comparability of its financial statements.

c)   Capitalized Program Development Costs

Certain costs of developing and producing off-the-shelf courseware have been capitalized. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead. These capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related programs which range from three to five years. The related amortization expense is included in the cost of sales and amounts to approximately $1,578,000 and $3,202,000 in 1997 and 1996, respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product's prospects for future sales, and, if necessary, adjusts asset values to net realizable value.

During 1996, sales of products in laser videodisc format declined dramatically as a result of the conversion of all the Company's multimedia products to digital format, and the Company determined that potential future sales in the laser videodisc format are limited. As a result, the Company recorded an additional $3,300,000 pre-tax charge, principally consisting of the unamortized cost of laser videodisc product, to reduce all capitalized program development costs in excess of net realizable value.

d)   Cash and Cash Equivalents

Cash and cash equivalents include cash and other highly liquid investments having original maturities of less than three months.

e)   Inventories

Inventories primarily consist of multimedia courseware and related computer hardware, and are stated at the lower of cost or market. Cost is determined using the average cost method.

f)   Property and Equipment

Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets. Depreciation and leasehold amortization expense amounted to approximately $759,000 and $736,000 in 1997 and 1996, respectively.

During 1997, the Company recorded an adjustment to remove the cost of property and equipment which was fully depreciated. The result of the adjustment was a reduction of approximately $2,844,000 in both cost and accumulated depreciation.

g)   Investments in Affiliates

Investments in affiliated joint ventures and limited partnerships are accounted for using the equity method and, accordingly, the initial cost of the investments are adjusted for the Company's proportionate share of joint venture and partnership undistributed earnings or losses.

h)   Income Taxes

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs, revenue recognition and net operating loss carryforwards.

i)   Net Loss Per Common Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented were 4,789 and 50,304 of stock options and warrants for 1997 and 1996, respectively.

j)   Intangible Assets

Intangible assets include allocations of the purchase price of acquisitions to workforce investments, customer base and goodwill. These assets are being amortized using the straight-line method over estimated useful lives of five to fifteen years. Amortization expense for 1997 and 1996 amounted to approximately $389,000 and $165,000, respectively. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of intangible assets. Factors that management uses to evaluate continuing value include sales from acquired product lines, employee turnover, and development of related customer and distribution networks that were in place at the date of the acquisition.

As a result of the sale of AST (see Note 9), the Company reduced net intangible assets by $1,956,000, which represents the amount originally recorded when AST was purchased, less $224,000 in amortization expense incurred in 1997.

k)   Research and Development

Research and development costs consist of software-related expenditures incurred during the course of planned search and investigation aimed at developing new products or processes. The Company expenses all research and development costs as they are incurred. Research and development costs of $764,000 and $329,000 were incurred during 1997 and 1996, respectively, and are included in cost of sales.

l)   Foreign Subsidiaries

The Company owns international subsidiaries in both the United Kingdom and Australia. Each of these subsidiaries primarily perform sales and marketing activities of products developed in the U.S. Therefore, under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the subsidiaries' financial statements are translated from their local currencies using the corresponding foreign currency exchange rate with the resulting difference recorded as a component of consolidated stockholders' equity. Transaction gains and losses incurred during 1997 were not material. The Company believes its exposure to foreign currency risk is not material. The following table presents sales and other financial information from 1997 related to its foreign operations:

                                       U.S.                     U.K.                     AUSTRALIA
                                   ----------------------------------------------------------------
Sales                              $ 21,281,000             $  2,858,000               $  1,443,000
Operating Profit (Loss)              (3,742,000)                 677,000                    343,000
Identifiable Assets                  17,341,000                1,734,000                    710,000

m)   Stock Option Plans

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options. The Company's method of adoption of Statement 123 requires additional footnote disclosures regarding the Company's stock-based compensation, but does not impact the financial position or the results of operations of the Company.

n)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

o)   New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, Disclosure of Information about Capital Structure (Statement 129), which establishes standards for disclosing information about an entity's capital structure. Statement 129 was effective for periods ending after December 15, 1997. The adoption of Statement 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with Statement 129.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income (Statement 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which are effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 and Statement 131 with the fiscal year beginning January 1, 1998. Statement 130 and Statement 131 will not have a material impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures. Management is evaluating the additional disclosure requirements for the Company upon the implementation of Statement 130 and Statement 131.

2)   ACCOUNTS RECEIVABLE

Accounts receivable include the following at December 31:

                                                                           1997                  1996
                                                                           ----                  ----
Trade accounts receivable                                              $   5,412,822         $   6,738,762
Current portion of long-term receivable, net                                 909,575             1,012,287
Unbilled contract receivables                                                 98,162               182,025
Less allowance for doubtful accounts                                        (254,728)             (296,148)
                                                                       -------------         -------------
    Trade accounts receivable, net                                         6,165,831             7,636,926
Other receivables                                                              1,761                 4,140
                                                                       -------------         -------------
                                                                       $   6,167,592         $   7,641,066
                                                                       =============         =============

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June 1997. The June 1997 installment was received in accordance with the provisions of the contract and the effect of the payments is reflected in the financial statements. Total revenues recognized under the contract during the second quarter of 1996 for the courseware license and hardware were $3,218,000 and $620,000, respectively. Dealer fees relating to this sale have been charged against the related revenues, and are payable only when proceeds are received by the Company. The long-term portion of the net receivable has been discounted assuming a 6% interest rate.

Components of the long-term receivable include the following:

                                                                       DECEMBER 31,          December 31,
                                                                           1997                  1996
Receivable from DeKalb County (GA) Board of Education                  $   2,350,000         $   3,525,000
Related dealer fees payable                                                 (510,758)             (737,083)
Less amounts classified as current, net of related dealer fees              (909,575)           (1,012,287)
Less amount representing interest                                            (92,785)             (185,714)
                                                                       -------------         -------------
                                                                       $     836,882         $   1,589,916
                                                                       =============         =============

3)   INVESTMENTS IN AND DUE TO AFFILIATES

The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $1,729,000 and $2,493,000 in 1997 and 1996, respectively. In connection with the development of new off-the-shelf partnership programs, the Company billed certain of the ITP partnerships approximately $532,000 in 1996; however, no new development activity took place in 1997. Amounts earned but not billed to the ITC partnerships totaling $21,000 are included in unbilled receivables at December 31, 1996. In connection with the financing of product development activities for these partnerships, the Company has guaranteed two bank loans for two of the partnerships. At December 31, 1997, the outstanding balance of these loans totaled $299,000.

4)   LEASES

The Company has several noncancelable operating leases, primarily for office space and transportation equipment, that expire over the next four years, certain of which include purchase or renewal options at fair value at the time of renewal.

Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

         Year ending December 31:
         ------------------------
                   1998                                                $     491,000
                   1999                                                      284,000
                   2000                                                      117,000
                   2001                                                       32,000
                                                                       -------------
         Total future minimum lease payments                           $     924,000
                                                                       =============

Rental expenses for operating leases for the years ended December 31, 1997 and 1996 were approximately $910,000 and $533,000, respectively.

5)   LINES OF CREDIT

At December 31, 1997, the Company had no amounts outstanding relating to its $3,000,000 and $250,000 revolving bank lines of credit, which bear interest at prime (8.5% at December 31, 1997). Borrowings under the lines are collateralized by the Company's accounts receivable and inventory.

The loan agreements include certain covenants which limit borrowings and the ability to merge or dispose of assets, and require the maintenance of minimum working capital and tangible net worth ratios.

In connection with the acquisition of AST, the Company assumed a line of credit with an outstanding balance of $515,000 at December 31, 1996. In January 1997, this amount was repaid and the related line of credit was terminated.

6)   LONG-TERM DEBT

Long-term debt consists of the following at December 31:                            1997             1996
                                                                                    ----             ----
8.5% note payable to financial institution due in monthly                         $ 500,000        $ 130,745
principal and interest installments of $10,258 through December 2002, collateralized by the assignment of interest in the shares of the Company's common stock held by the ESOP, accounts receivable, inventory and property and equipment.

Less current installments                                                          (100,000)        (130,745)
                                                                                  ---------        ---------
Long-term debt, excluding current installments                                    $ 400,000        $    --
                                                                                  =========        =========

Interest paid on all debt amounted to approximately $36,000 and $34,000 in 1997 and 1996, respectively.

7)   STOCK OPTIONS AND STOCK WARRANTS

At December 31, 1997, the Company had outstanding options to purchase common stock under two separate incentive stock option plans. These plans, the 1992 Director Incentive Stock Option Plan and the 1992 Key Employee Incentive Stock Option Plan have effectively replaced the Company's 1982 Incentive Stock Option Plan. Options granted under the 1992 Director Incentive Stock Option Plan may be qualified or non-qualified. From time to time, the Company also has granted other non-qualified options to certain individuals. The Company also has outstanding 14,572 warrants to purchase common stock. These warrants are exercisable at $3.50 and expire in July 1998.

The following table summarizes option activity:

                                                  NON-QUALIFIED OPTIONS               QUALIFIED OPTIONS
                                                  ---------------------               -----------------

                                                 No. of          Exercise          No. of         Exercise
                                                 Options           Price           Options          Price
                                                 -------           -----           -------          -----

Outstanding at January 1, 1996                  117,000         $2.875-7.50        127,000      $2.875-10.05
Granted                                             --                              95,000
Canceled or expired                                 --                             (41,000)
Exercised                                        (6,000)                           (34,000)
                                            -----------                         ----------
Outstanding at December 31, 1996                111,000         $5.00-7.50         147,000       $4.75-6.50
GRANTED                                         108,000        $4.875-4.875        115,000       $4.25-6.25
CANCELED OR EXPIRED                             (76,384)        $6.50-7.50        (119,616)      $4.75-6.50
                                            -----------                         ----------
OUTSTANDING AT DECEMBER 31, 1997                142,616         $4.875-6.50        142,384       $4.25-6.25
                                            ===========                         ==========
EXERCISABLE AT DECEMBER 31, 1997                 34,616         $6.50-6.50          38,434       $4.75-6.50
                                            ===========                         ==========
EXERCISABLE AT DECEMBER 31, 1996                 91,000         $5.00-7.50          52,000       $5.00-6.50
                                            ===========                         ==========

Qualified options outstanding under the Company's stock option plans expire as follows: 2,000 in 1999, 15,384 in 2000, 50,000 in 2001 and 75,000 in 2002.
Non-qualified options outstanding expire as follows: 34,616 in 2000 and 108,000 in 2002. As of December 31, 1997 there were no more options available for additional grants under the 1992 Director Incentive Stock Option Plan and 168,500 options available under the 1992 Key Employee Incentive Stock Option Plan. Subsequent to December 31, 1997, the Board of Directors approved the allocation of 200,000 shares of the Company's stock to the ITC Learning Corporation 1998 Incentive Stock Option Plan, contingent on and subject to approval of the Company's stockholders at the 1998 Annual Meeting.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans because stock options are granted with an exercise price equal to the fair value of the stock on the grant date. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under these plans consistent with the methodology prescribed under Statement 123, the Company's 1997 net income and earnings per share would not have been materially affected. The fair value of the options granted was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 73%, risk-free interest rate of 5.625% and an expected life of five years.

8)  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                                                 1997               1996
                                                                                 ----               ----
     Current:
         Federal                                                          $          --       $     (320,000)
         State                                                                       --              (85,000)
         Foreign                                                                 335,000                 --
                                                                          --------------      --------------
                                                                                 335,000            (405,000)

     Deferred:
         Federal                                                                (193,000)         (1,148,000)
         State                                                                  (142,000)           (107,000)
                                                                          --------------      --------------
                                                                                (335,000)         (1,255,000)
                                                                          --------------      --------------
                                                                          $          --       $   (1,660,000)
                                                                          ==============      ==============

The difference between income tax expense (benefit) and the amount determined by applying the federal statutory rate is as follows:

                                                                                 1997                 1996
                                                                                 ----                 ----
     Federal statutory rate                                              $     (487,000)      $   (2,488,000)
     State income taxes, net of federal benefit                                 (59,000)            (192,000)
     Amortization of intangibles                                                 63,000               60,000
     Acquired research and development                                              --               925,000
     Subsidiary foreign tax liability                                           335,000                  --
     Income tax at other than the U.S. rate                                      89,000                  --
     Alternative Minimum Tax credit                                              47,000                  --
     Other                                                                       12,000               35,000
                                                                         --------------       --------------
                                                                         $          --        $   (1,660,000)
                                                                         ==============       ==============

The following temporary differences give rise to the provision for deferred taxes (benefit) at December 31:

                                                                                 1997                 1996
                                                                                 ----                 ----
     Capitalized program development costs                               $      241,000       $     (419,000)
     Deferred revenues and accruals                                             279,000             (583,000)
     Depreciation                                                                   --               (80,000)
     Allowance for doubtful accounts                                              5,000              (30,000)
     Inventory reserves                                                         (49,000)              14,000
     Net operating loss/capital loss
         and tax credit carryforwards (net)                                    (549,000)            (107,000)
     Accrued compensation                                                      (259,000)             (50,000)
     Other                                                                       (3,000)                 --
                                                                         --------------       --------------
                                                                         $     (335,000)      $   (1,255,000)
                                                                         ==============       ==============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below.

                                                                                 1997                 1996
                                                                                 ----                 ----
Deferred tax assets:
     Deferred revenues and accruals                                      $      304,000       $      583,000
     Allowance for doubtful accounts                                             96,000              101,000
     Inventory reserves                                                          76,000               27,000
     Accrued compensation                                                       337,000               78,000
     Net operating and capital loss carryforwards                             2,450,000              580,000
     Deferred lease obligation                                                   23,000               26,000
     Difference in depreciation                                                  97,000               97,000
     Other                                                                          --                   478
                                                                         --------------       --------------
        Total deferred tax assets                                             3,383,000            1,492,478
     Less valuation allowance                                                (1,917,000)            (421,000)
                                                                         --------------       --------------
        Net deferred tax assets                                               1,466,000            1,071,478
                                                                         --------------       --------------
Deferred tax liabilities:
     Capitalized product development costs                                   (1,466,000)          (1,425,000)
                                                                         --------------       --------------
        Total gross deferred tax liabilities                                 (1,466,000)          (1,425,000)
                                                                         --------------       --------------
     Net deferred tax assets                                             $          --        $     (353,522)
                                                                         ==============       ==============

At December 31, 1997, the Company had $1,172,000 in net operating loss carryforwards available for income tax purposes. The Company also has a capital loss carryforward available for income tax purposes in the amount of $3,239,000. The Company has recorded a reserve of $1,917,000 to reduce the value of its net deferred tax asset to the amount of its available net operating loss carryforwards.

As a result of an acquisition, the Company has available approximately $1,125,000 of additional net operating loss carryforwards that expire at varying dates through 2007. Pursuant to Section 382 of the Internal Revenue Code (the "Code"), the utilization of the net operating loss is limited to approximately $245,000 per year. Due to the limitation on uses and other uncertainties relating to the utilization of the remaining tax benefit of these deductions, a valuation allowance has been recorded to substantially offset the net deferred tax asset related to the acquisition.

The Company paid federal and state income taxes of $14,000 and $103,000 in 1997 and 1996 respectively. The Company also received refunds of federal and state income taxes in 1997 totaling $577,000.

9)     ACQUISITIONS AND DIVESTITURES

Effective December 31, 1996, the Company purchased the common stock of Anderson Soft-Teach for $4,500,000 in cash and 300,000 shares of the Company's common stock valued at $4.00 per share. AST is a developer, producer and distributor of multimedia training solutions for computer skills training and on-line electronic performance support systems. As a result of the acquisition, the Company recorded intangible assets of approximately $2,180,000, consisting of workforce investment, customer base, and goodwill. Additionally, the Company recorded a charge of $2,500,000 of the $5,800,000 purchase price, representing the value of acquired in-process research and development.

On September 1, 1996, ITC Australasia Pty., Ltd. ("ITCA"), a newly-formed and wholly-owned subsidiary of the Company, purchased substantially all of the assets of Acumen People and Productivity Pty., Ltd. ("Acumen") for approximately $80,000. Acumen had been a distributor of ITC products in Australia and Asia since 1991. ITCA was created in order to continue the expansion of the Company's presence in the international marketplace, particularly throughout Australia and the Pacific Rim.

On November 20, 1997 the Company entered into a stock purchase agreement with Anderson Holdings, an investor group headed by a former employee of the Company, to sell all of the Company's stock in AST in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. One of the Company's Directors, who subsequently resigned his position on the Board, was paid a fee of $150,000 for services provided in connection with the sale of AST. As a result of the sale, the Company recorded a gain of $732,000. When taking into consideration both the costs incurred on the initial acquisition in 1996 and the subsequent gain on sale in 1997 of AST, the Company incurred an overall loss of approximately $1,800,000.

Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products over the remainder of 1997 and all of 1998. Royalties earned by AST for sales of their products under this agreement will be applied to the principal value of the note. As of December 31, 1997, the note's principal had been reduced by $27,000 for such royalties. Under the terms of the note, AST will make quarterly interest payments to ITC at an interest rate of 8% and will pay the remaining principal balance at the end of four years.

10)    COMMITMENTS

The Company has entered into separate employment agreements with certain of its corporate officers which are subject to termination upon death or disability or upon notice by the Company providing up to 10 months of severance pay. In addition to basic salary, each of these officers is eligible to receive salary increases, bonuses, stock option grants, pension and profit-sharing arrangements, and other employee benefits which may from time to time be awarded or made available.

In December of 1997, and in accordance with the provisions of the Company's contract with its then Chief Executive Officer, the Company recorded a charge of approximately $600,000 in compensation related expenses associated with the termination of the executive's contract.

11)    STOCKHOLDERS' EQUITY

The Company instituted an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of substantially all employees effective January 1, 1992. To establish the plan, ITC entered into a loan agreement with a bank and borrowed $637,500 for the purchase of 200,000 shares of ITC common stock from DynCorp. ITC pledged this stock to the bank to collateralize the loan. The provisions of the ESOP require that, on an annual basis, the greater of 33,334 shares or the amount of shares equal to five percent of total compensation of eligible employees be allocated to employee accounts. Each participant then receives shares based on their relative annual compensation. The Company recognized compensation expense of approximately $102,000 for both 1997 and 1996, based on the cost of shares allocated for the period and any interest expense incurred. Contributions to the ESOP amounted to approximately $135,000 in both 1997 and 1996, including approximately $6,000 and $16,000 of interest in 1997 and 1996, respectively.

In December 1997, the Company's Board of Directors approved the repurchase of 100,000 shares of the Company's stock through a private purchase transaction and authorized the Company's management to purchase an additional 100,000 shares under favorable market prices and conditions. To repurchase the shares, the Company entered into a loan agreement for $500,000, pledging the repurchased stock to collateralize the loan. The unallocated shares are not considered outstanding for earnings per share computations. The fair value of the 103,322 unallocated shares at December 31, 1997 was approximately $375,000. These shares were used to replenish the Company's ESOP plan which was depleted after the allocation of shares for 1997.

12)    EMPLOYEE 401(k) PLAN

On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. The Company did not make contributions to the 401(k) Plan in either 1997 or 1996.

13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 1997 and 1996 were as follows (amounts in thousands except per share amounts):

                                                    BASIC EARNINGS
                         NET         NET INCOME        (LOSS)
                       REVENUE         (LOSS)       PER SHARE (c)
                       -------         ------       -------------
1996 Quarters
     First             $  3,716       $   (397)       $  (0.11)
     Second               7,605            349            0.10
     Third                5,537           (498)          (0.14)
     Fourth (a)           5,286         (5,113)          (1.44)
                       --------       --------        --------

           Total       $ 22,144       $ (5,659)       $  (1.59)
                       ========       ========        ========

1997 QUARTERS
     FIRST             $  4,722       $   (456)       $  (0.12)
     SECOND               4,487           (749)          (0.19)
     THIRD                7,089           (243)          (0.06)
     FOURTH (b)           9,284             15            --
                       --------       --------        --------

           TOTAL       $ 25,582       $ (1,433)       $  (0.37)
                       ========       ========        ========

(a) Includes pre-tax write-offs of $3,300,000 for capitalized program development costs and $2,500,000 for acquired research and development (see notes 1 and 9).

(b) Includes a pre-tax gain of $732,000 recognized on the disposition of Anderson Soft-Teach, $600,000 of compensation expense related to the termination of the Company's contract with its former Chief Executive Officer, and an adjustment to reduce the benefit for income taxes of $716,000.

(c) The 1996 and the first three quarters of 1997 earnings per share amounts have been restated to conform with Statement 128.

14)    SUBSEQUENT EVENTS

In January of 1998, the Company entered into an exclusive product distribution agreement with and purchased $1,000,000 of stock of Mentor Networks, Inc., located in Nova Scotia. For its investment, the Company acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%.

In February of 1998, the Company signed a letter of intent to acquire Turn-Key Training Technologies, Inc., located in Grand Rapids, Michigan. The purchase price for all of the outstanding common stock of Turn-Key is $700,000 in cash. ITC also agreed to employ the founder and president of Turn-Key, and will enter into an agreement with him providing for an initial payment of $600,000 cash and the issuance of 100,000 shares of ITC common stock in consideration of his employment and certain extended non-competitive covenants. Turn-Key is a developer and distributor of performance-based training administration software. The Company expects to complete the acquisition of Turn-Key by the end of March 1998.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identification of Directors

        Name                              Age               Year First Elected           Year of Expiration
        ----                              ---               ------------------           ------------------
Daniel R. Bannister                       67                       1988                         1999

John D. Sanders                           59                       1977                         1998
Chairman of the Board

Carl D. Stevens                           51                       1997                         2000

Richard E. Thomas                         71                       1982                         1998

James H. Walton(1)                        64                       1977                         2000

(b)  Identification of Executive Officers

                                                                                             Year First
       Name                                                            Age                Served As Officer
       ----                                                            ---                -----------------
Anne J. Fletcher, Secretary                                            35                       1995

Christopher E. Mack, Vice President, Treasurer                         32                       1996
and Chief Financial Officer

William S. Moser, Vice President                                       53                       1998

Harvey L. Shuster, Vice President                                      52                       1998

Carl D. Stevens, President                                             51                       1997
and Chief Executive Officer

Robert F. VanStry, Vice President                                      47                       1983





--------------------------------------------------------
1. Mr. Walton resigned his position on the Company's Board of Directors in February 1998.

(c)  Business Experience

DANIEL R. BANNISTER, a Director since 1988, is Chairman of the Board of DynCorp, a leading technology services firm. Previously, he served as President and Chief Executive Officer of DynCorp, from 1985 until 1997.

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

CHRISTOPHER E. MACK is Vice President, Treasurer and Chief Financial Officer of ITC. Prior to being named Chief Financial Officer in January 1998, Mr. Mack served as the Company's Vice President of Finance and Administration and Treasurer since April 1997. Mr. Mack served as the Company's Chief Operating Officer from November 1996 to April 1997. Prior to being named COO, Mr. Mack served as the Company's Controller from December 1993 to November 1996. Prior to joining ITC in December 1993, Mr. Mack served as Assistant Controller of Bardon, Inc., an international construction materials firm. Mr. Mack holds a B.S. in Accounting from Shepherd College and is a C.P.A.

WILLIAM S. MOSER is Vice President of Sales and Marketing of ITC. Mr. Moser joined ITC in August of 1997, after a 30 year career with IBM. During his career with IBM, Mr. Moser held numerous sales and marketing management positions within IBM. In addition, he held several management positions in IBM's Education and Training Group including Business Alliance Manager for Personal Computer Skills. He also brings extensive channels marketing experience to ITC. Mr. Moser holds a B.A. in Marketing from Michigan State University.

JOHN D. SANDERS, a Director since 1977, and Chairman of the Board since 1997, served as Chairman of TechNews Inc., publishers of Washington Technology newspaper, from 1987 to 1996, and currently serves as a consultant to Post Newsweek Business Information, Inc. (formerly TechNews). He is also a registered representative with Wachtel & Co., Inc., an investment banking firm, a position held since 1968. Mr. Sanders is a member of the Boards of Directors of: Daedalus Enterprises, Inc., an electronics specialty manufacturer, and Hadron, Inc., a technical and engineering services company. He holds a B.E.E. from the University of Louisville, Kentucky, and an M.S. and Ph.D. in Electrical Engineering from Carnegie-Mellon University.

HARVEY L. SHUSTER is Vice President of Business Development of ITC. Mr. Shuster joined ITC in 1993 as part of ITC's acquisition of Comsell Training, Inc. Since joining ITC, Mr. Shuster has held many management level positions and served in various capacities from operations to sales. Most recently, Mr. Shuster has been the Divisional Vice President in charge of the PC Skills product line for the Company. Prior to ITC's acquisition of Comsell, Mr. Shuster was Chief Operating Officer of Comsell. Prior to then, Mr. Shuster was in charge of the MicroComputer Consulting Group for Coopers and Lybrand in the Southeast U.S. Additionally, Mr. Shuster was a founding member of Peachtree Software, the microcomputing accounting software package that is now owned by ADP. Mr. Shuster holds a B.S. in Accounting from Temple University and an M.B.A. in Finance from Drexel University and is a C.P.A.

CARL D. STEVENS is President and Chief Executive Officer of ITC, having been named CEO in January 1998. Mr. Stevens joined ITC in February 1997 as Senior Vice President of Marketing and Strategic Business Development. He was later appointed President and Chief Operating Officer in June 1997. Prior to joining ITC, Mr. Stevens was Program Director for Public Sector for IBM responsible for the sale of personal computers into higher education, K-12, federal, state and local governments. During his 26 year career with IBM, he held numerous field and headquarters marketing and management positions. He was Branch Manager for the Southeastern U.S., managed IBM's New Manager School for experienced managers, held various management positions involving IBM's Personal Computer Remarketer Channels, and was the Business Alliance Executive for IBM's Education and Training Division. Mr. Stevens received his education from Indiana University, where he majored in Marketing and Business Education.

RICHARD E. THOMAS, a Director since 1982, is semi-retired having served as President of COMSAT RSI from 1994-1996. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc. (RSI), a communications systems manufacturer, from 1978 until 1994, at which time RSI was merged into COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President, Operations in 1966.

ROBERT F. VANSTRY is Vice President of ITC and manages the Company's Process and Manufacturing market sector sales effort and sales support function. During 1997, Mr. VanStry managed the Domestic Sales Force. Mr. VanStry was previously in charge of ITC's product and technology development. Mr. VanStry joined the Company in May 1978 as Senior Training Associate and subsequently fulfilled the responsibilities of Manager of Engineering Projects, Manager of Project Development, and Vice President of Training Services.

JAMES H. WALTON served as a Director of ITC from 1977 until February 1998. Until January 1998, Mr. Walton served as Chief Executive Officer and was Chairman of the Board of Directors prior to April 1997. Prior to the founding of ITC in 1977, he was responsible for audiovisual production at NUS Corporation, an engineering and consulting firm (1973-1977). Mr. Walton holds a B.S. and M.A. from the University of Nebraska.

ITEM 10.      EXECUTIVE COMPENSATION

The information contained on pages 6, 7 and 8 of ITC's Proxy Statement dated March 11, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information contained on pages 2 and 3 of ITC's Proxy Statement dated March 11, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 10 of ITC's Proxy Statement dated March 11, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following are filed as part of this Form 10-KSB:

     1.  Financial Statements:  See Part II, Item 7.
     2. Exhibits: See exhibit index, which index is incorporated herein by reference.

(b)  Reports on Form 8-K:

On January 13, 1997, the Company filed an 8-K to report the acquisition of Anderson Soft-Teach (AST) on December 31, 1996.

On February 10, 1997, the Company filed an 8-K to report the resignation of Mr. Thomas Balderston from his position as a Director of the Company.

On March 13, 1997, the Company filed an amendment to the 8-K filed on January 13 to provide the audited financial statements of Anderson Soft-Teach as of the date of acquisition and the pro forma financial information required under item 7.

On December 8, 1997, the Company filed an 8-K to report the sale of its wholly-owned subsidiary, Anderson Soft-Teach, on November 20, 1997.

On January 14, 1998, the Company filed an 8-K to report the appointment of Carl
D. Stevens as Chief Executive Officer in addition to his duties as President of ITC, replacing J. H. ("Bill") Walton.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
     (Registrant)

BY                /s/Carl D. Stevens                          DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         Carl D. Stevens, President and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY                /s/Christopher E. Mack                      DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         Christopher E. Mack, Vice President,
         Treasurer, and Chief Financial Officer


BY                /s/John D. Dobey                            DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         John D. Dobey, Corporate Controller

BY                /s/Daniel R. Bannister                      DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         Daniel R. Bannister, Director

BY                /s/John D. Sanders                          DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         John D. Sanders, Chairman of the
         Board of Directors

BY                /s/Richard E. Thomas                        DATE              March 11, 1998
         ----------------------------------------------              ------------------------------------
         Richard E. Thomas, Director

CORPORATE HEADQUARTERS                                 STOCK REGISTRAR AND TRANSFER AGENT

ITC Learning Corporation                               American Securities Transfer & Trust, Inc.
13515 Dulles Technology Drive                          938 Quail Street
Herndon, VA  20171-3413                                Suite 101
(800) 638-3757                                         Lakewood, CO  80215
(703) 713-3335
FAX: (703) 713-0065                                    STOCK LISTING
Web-site: http://www.itclearning.com
                                                       National Market System
NORTH AMERICAN SALES LOCATIONS                         NASDAQ/NMS Trading Symbol:  ITCC

Atlanta, GA                                            MARKET-MAKERS
(770) 984-9881
                                                       Koonce Securities, Inc.
Charlotte, NC                                          Ferris, Baker Watts, Incorporated
(704) 364-1223                                         Moors & Cabot

Fort Myers, FL                                         ANNUAL MEETING
(941) 274-0005
                                                       The Annual Meeting of shareholders will be held on
Houston, TX                                            May 7, 1998 at 3:00 pm at the Corporate Offices
(713) 852-0601                                         located at 13515 Dulles Technology Drive, Herndon,
                                                       Virginia 20171.
New York, NY
(718) 465-5121                                         SHAREHOLDER INQUIRIES

Plymouth, WI                                           Communications concerning transfer requirements,
(414) 893-3900                                         lost certificates, and changes in address should be
                                                       directed to the Stock Registrar and Transfer Agent.
Rochester, NY                                          Other inquiries may be directed to Christopher E.
(716) 223-5009                                         Mack, CFO.

San Francisco, CA                                      PRINCIPAL BANK
(707) 935-7971
                                                       Wachovia Bank
Toronto, Ontario                                       Charlotte, NC
(905) 886-1584
                                                       GENERAL COUNSELS
INTERNATIONAL SALES LOCATIONS
                                                       Ginsburg, Feldman and Bress, Chartered
London, England                                        Washington, D.C.
44 1234 34-0880
                                                       Kirkpatrick & Lockhart LLP
Melbourne, Australia                                   Washington, D.C.
613-9593-9955
                                                       INDEPENDENT AUDITORS
Sydney, Australia
612-9438-2500                                          Ernst & Young LLP
                                                       Washington, D.C.

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

    3.2       Amended By-Laws of the Company.

    4.1 Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's 10-QSB for the quarter ended June 30, 1997, filed August 6, 1997 with the SEC (Commission File No.
              01-13741).

    4.2 Registration Rights and Shareholders' Agreement, incorporated by reference to the Company's Form 8-K filed January 13, 1997 with the SEC (Commission File No. 0-13741).

   10.1       Agreement and Plan of Reorganization By and Among ITC Learning
              Corporation, ITC Acquisition Corporation and Anderson Soft-Teach, incorporated by reference to the Company's Form 8-K filed January
              13, 1997 with the SEC (Commission File No. 0-13741).

   10.2       Stock Purchase Agreement dated November 20, 1997 by and between
              ITC Learning Corporation and Anderson Holdings, Inc., incorporated by reference to the Company's 8-K filed December 8, 1997 with the SEC (Commission File No. 0-13741).

   10.3 1992 Director Incentive Stock Option Plan, as amended, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC
              (Commission File No. 0-13741).

   10.4 1992 Key Employee Incentive Stock Option Plan, as amended, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC
              (Commission File No. 0-13741).

   10.5 Employee Stock Ownership Plan, incorporated by reference to the Company's Form 10-KSB filed March 19, 1992 with the SEC
              (Commission File No. 0-13741).

   10.6       Employment Agreements with Management

              (d) Robert F. VanStry, incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed August 16, 1995 with the SEC (Commission
                    File No. 33-61393).

              (g) Christopher E. Mack, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1996 filed
                    March 14, 1997 with the SEC (Commission File No. 0-13741).

              (i)   Carl D. Stevens, incorporated by reference to the Company's
                    10-QSB for the quarter ended March 31, 1997 filed April 25,
                    1997 with the SEC (Commission File No. 0-13741).

   10.7 Lease dated October 21, 1993 for commercial office space in Herndon, VA, as amended, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

   10.8 Lease dated November 30, 1995 for commercial office space in Atlanta, GA, incorporated by reference to the Company's Form
              10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741).

   10.9       Consulting agreement dated August 18, 1997 between ITC Learning
              Corporation and Philip J. Facchina.

  10.11 IBM Subcontractor Agreement dated January 13, 1997, incorporated by reference to the Company's 10-QSB for the quarter ended March
              31, 1997 filed April 25, 1997 with the SEC (Commission File No.
              0-13741).

   21.1       Subsidiaries of the Registrant.

   23.1       Consent of Ernst and Young LLP, independent auditors.

   27.1       Financial Data Schedule