Form 10QSB
period 1998-03-31
ITC LEARNING CORP
filed 1998-05-01
CIK 764867

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB



  Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of
                                      1934
                  For the quarterly period ended March 31, 1998


                         Commission File Number 0-13741


                            ITC LEARNING CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Maryland                                 52-1078263
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification Number)

             13515 Dulles Technology Drive, Herndon, Virginia 20171
                    (Address of principal executive offices)

                                 (703) 713-3335
                            Issuer's telephone number

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No
                                                                  ---    ---
  As of March 31, 1998, 3,867,409 shares of Common Stock were outstanding.

        Transitional Small Business Disclosure Format: Yes   ; No X
                                                          ---    ---

                             TABLE OF CONTENTS

================================================================================

PART I                                                                    PAGE
------                                                                    ----
Item 1     Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 1998 and 1997            1

             Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997                          2

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1998 and 1997            4

             Notes to Condensed Consolidated Financial Statements          5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9

PART II
-------

Item 1     Legal Proceedings                                              14

Item 2     Changes in Securities                                          14

Item 3     Defaults Upon Senior Securities                                14

Item 4     Submission of Matters to a Vote of Security Holders            14

Item 5     Other Information                                              14

Item 6     Exhibits and Reports on Form 8-K                               14

                                   PART I



ITEM 1. FINANCIAL STATEMENTS

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         For Three Months Ended March 31,
                                                             1998                 1997
                                                             ----                 ----

Net revenues                                            $ 2,834,698           $ 4,721,977
Cost of sales                                             1,324,997             2,198,988
                                                        -----------           -----------
    Gross margin                                          1,509,701             2,522,989

Selling, general and administrative expense               2,413,416             3,289,400
Equity in earnings of affiliates                            (62,800)              (25,514)
                                                        -----------           -----------
Loss before interest and income taxes                      (840,915)             (740,897)

Interest income, net                                         87,739                39,159
                                                        -----------           -----------
Loss before income taxes                                   (753,176)             (701,738)

Income tax benefit                                              --               (246,000)
                                                        -----------           -----------
Net loss                                                $  (753,176)          $  (455,738)
                                                        ===========           ===========
Loss per common share (note 2)                          $     (0.19)          $    (0.12)
                                                        ===========           ==========
Weighted average number of
    common shares outstanding                             3,876,171             3,897,011
                                                        ===========           ===========




     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          March 31,            December 31,
                                                            1998                   1997
                                                            ----                   ----
                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                          $  2,648,118            $ 4,885,672
    Accounts receivable, net (note 3)                     4,297,260              6,167,592
    Due from affiliates                                     150,445                 33,092
    Inventories                                             307,021                357,374
    Prepaid expenses                                        113,592                123,042
    Income taxes receivable                                 175,206                175,206
    Other current assets                                      7,522                 11,912
                                                       ------------            -----------
        Total current assets                              7,699,164             11,753,890

Long-term receivable (note 4)                               854,175                836,882

Note receivable (note 5)                                    914,573                922,940

Property and equipment:
    Video and computer equipment                          1,439,484              1,336,735
    Furniture and fixtures                                  143,261                125,259
    Leasehold improvements                                   21,313                 21,313
                                                       ------------            -----------
                                                          1,604,058              1,483,307
    Less accumulated depreciation and amortization         (913,393)              (802,989)
                                                       ------------            -----------
        Net property and equipment                          690,665                680,318

Capitalized program development costs, net                3,702,994              3,947,086
Investment in affiliate (note 6)                          1,000,000                    --
Intangible assets (note 7)                                3,385,411              1,631,299
Other                                                        12,190                 12,340
                                                       ------------            -----------
        Total assets                                   $ 18,259,172            $19,784,755
                                                       ============            ===========


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31            December 31,
                                                             1998                  1997
                                                             ----                  ----
                                                          (Unaudited)
Current liabilities:
    Line of credit (note 8)                            $        --             $       --
    Current installments of long-term debt (note 9)         100,000                100,000
    Accounts payable                                        774,970                740,353
    Due to affiliates                                       251,689                293,561
    Accrued compensation and benefits                     1,143,813              1,281,691
    Deferred revenues                                       340,386                422,787
    Other accrued expenses                                  889,767              1,236,012
    Income taxes payable                                    362,067                335,102
                                                       ------------            -----------
        Total current liabilities                         3,862,692              4,409,506


Deferred lease obligations                                   55,385                 60,296
Long-term debt (note 9)                                     378,922                400,000
                                                       ------------            -----------
        Total liabilities                                 4,296,999              4,869,802


Stockholders' equity:
    Common stock, $.10 par value, 12,000,000 shares
       authorized; 3,867,409 and 3,897,074 shares
       issued and outstanding in 1998 and
       1997, respectively                                   386,741                389,708
    Additional paid-in capital                           15,875,495             16,090,816
    Note receivable from ESOP                              (516,177)              (541,677)
    Retained earnings (deficit)                          (1,809,759)            (1,056,583)
    Accumulated other comprehensive income (note 10)         25,873                 32,689
                                                       ------------            -----------
        Total stockholders' equity                       13,962,173             14,914,953
                                                       ------------            -----------
        Total liabilities and stockholders' equity     $ 18,259,172            $19,784,755
                                                       ============            ===========



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         For Three Months Ended March 31,
                                                             1998                 1997
                                                             ----                 ----
Cash flows from operating activities:
Net loss                                                $  (753,176)          $  (455,738)
Reconciling items:
    Depreciation and amortization                           516,585               697,661
    Common stock issued to employees                          4,119                   938
    Foreign currency translation adjustment                  (6,816)                  --
    Changes in assets and liabilities:
        Decrease in accounts receivable                   1,871,345             1,290,236
        Decrease (increase) in inventories                   50,353               (41,593)
        Decrease in prepaid expenses                          9,450                33,111
        Increase in income tax receivable                       --               (246,000)
        Decrease in due to affiliates, net                 (159,225)             (112,507)
        Decrease (increase) in other assets                  12,907                (2,078)
        Increase (decrease) in accounts payable              (8,447)               41,027
        Increase (decrease) in accrued expenses            (552,061)               46,951
        Decrease in deferred lease obligations               (4,911)               (2,473)
        Net effect of acquired operating assets
          and liabilities                                    42,297                   --
                                                        -----------           -----------
Net cash provided by operating activities                 1,022,420             1,249,535

Cash flows from investing activities:
    Acquisition, net of cash acquired                    (1,485,338)                  --
    Investment in affiliate                              (1,000,000)                  --
    Capitalized program development costs                  (120,839)             (439,356)
    Capital expenditures                                    (98,624)             (175,170)
                                                        -----------           -----------
Net cash used in investing activities                    (2,704,801)             (614,526)

Cash flows from financing activities:
    Repayments under line-of-credit                         (25,000)             (515,000)
    Principal payments under term loans                     (21,078)              (31,459)
    Repurchase of common stock                             (534,595)                  --
    Employee stock option note collections                   25,500                24,449
                                                        -----------           -----------
Net cash used in financing activities                      (555,173)             (522,010)
                                                        -----------           -----------

Net increase (decrease) in cash                          (2,237,554)              112,999

Cash and cash equivalents at beginning of period          4,885,672             2,697,566
                                                        -----------           -----------
Cash and cash equivalents at end of period              $ 2,648,118           $ 2,810,565
                                                        ===========           ===========



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                                   (Unaudited)

1)  SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The condensed consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries, Activ Training, Ltd. ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), Turn-Key Training Technologies, Inc. ("Turn-Key"), and ComSkill Learning Centers, Inc. ("ComSkill"). Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentation. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 and 1996 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

b) Revenues and Cost

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, upgrades and post-contract customer support. The Company implemented SOP 97-2 for transactions entered into beginning January 1, 1998, and has determined that there has been no material impact on revenue recognized under these provisions.

In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The issuance of SOP 98-4 had no material effect on revenue recognized in the first quarter of 1998.

Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues on off-the-shelf product and hardware sales when delivery has occurred, collection is probable and the fee is fixed. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.


2)  NET LOSS PER COMMON SHARE

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


3)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                      March 31,            December 31,
                                                        1998                   1997
                                                        ----                   ----

Trade accounts receivable                           $ 3,624,175            $  5,412,822
Current portion of long-term receivable (note 4)        909,575                 909,575
Unbilled contract receivables                            46,497                  98,162
Less allowance for doubtful accounts                   (284,116)               (254,728)
                                                    -----------            ------------
    Trade accounts receivable, net                    4,296,131               6,165,831
Other receivables                                         1,129                   1,761
                                                    -----------            ------------
                                                    $ 4,297,260            $  6,167,592
                                                    ===========            ============


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

Components of long-term receivable include the following:

                                                                             March 31,
                                                                               1998
                                                                               ----
    Receivable from DeKalb County (GA) Board of Education                  $  2,350,000
    Related dealer fees payable                                                (518,380)
    Less amounts classified as current, net of related dealer fees             (909,575)
    Less amount representing interest                                           (67,870)
                                                                           ------------
                                                                           $    854,175
                                                                           ============

5)  NOTE RECEIVABLE

On November 20, 1997, the Company entered into a stock purchase agreement with Anderson Holdings, an investor group headed by a former employee of the Company, to sell all of the Company's stock in Anderson Soft-Teach in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products over the remainder of 1997 and all of 1998. Royalties earned by AST for sales of their products under this agreement are applied to the principal value of the note. As of March 31, 1998, the note's principal had been reduced by $35,000 for such royalties. Under the terms of the note, AST will make quarterly interest payments to ITC at an interest rate of 8% and will pay the remaining principal balance at the end of four years.


6) INVESTMENT IN AFFILIATE

On January 30, 1998, the Company announced that it invested $1,000,000 in the stock of Mentor Networks, Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States.


7) ACQUISITION

On March 25, 1998, the Company completed the acquisition of Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based administrative software. Pursuant to the acquisition agreement, ITC purchased all of the outstanding stock of Turn-Key for $700,000 in cash. Additionally, ITC paid $600,000 and issued 100,000 shares of its common stock to Philip L. Camillo, Turn-Key's founder and president, in connection with a long-term non-competition agreement. As a result of the acquisition, the Company recorded intangible assets of approximately $1,795,000, consisting of the non-competition agreement and goodwill. These assets will be amortized over periods of seven years and ten years, respectively.


8)  LINE OF CREDIT

At March 31, 1998, the Company had no amounts outstanding relating to its $3,000,000 and $250,000 revolving bank lines of credit, which bear interest at the bank's prime lending rate. Borrowings under the lines are collateralized by the Company's accounts receivable and inventory.

In connection with the acquisition of Turn-Key, the Company assumed a line of credit with an outstanding balance of $25,000 at March 25, 1998. In March 1998, this amount was repaid and the related line of credit was terminated.

9)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                      March 31,            December 31,
                                                        1998                   1997
                                                        ----                   ----

8.5% note payable to financial institution due in    $ 478,922              $ 500,000
monthly principal and interest installments of
$10,258 through December 2002, collateralized
by the assignment of interest in the shares of
the Company's common stockheld by the
ESOP, accounts receivable, inventory and
property and equipment

Less current installments                             (100,000)              (100,000)
                                                     ---------              ---------
                                                     $ 378,922              $ 400,000
                                                     =========              =========

10)  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately as a component of stockholders' equity, be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                      March 31,              March 31,
                                                        1998                   1997
                                                        ----                   ----
Net loss                                             $(753,176)             $(455,738)
Foreign currency translation adjustment                 (6,816)                   --
                                                     ---------              --------
Comprehensive income (loss)                          $(759,992)             $(455,738)
                                                     ==========             =========


The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                      March 31,            December 31,
                                                        1998                   1997
                                                        ----                   ----
Foreign currency translation adjustment              $  25,873              $  32,689
                                                     =========              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. Actual results could differ materially from those described in the forward looking statements as a result of the risks set forth in the following discussion. These risks include, but are not limited to, the Company's ability to continue to expand its sales and marketing organization, the Company's ability to identify and acquire additional training courseware to add to its product portfolio, the ability to successfully deploy its courseware over the Internet and corporate intranets, and the Company's ability to continue to control costs in relation to further revenues.

A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. These include the size and timing of orders and shipments, mix of ITC-developed products and third party products, the mix of sales from the Company's direct and indirect distribution channels and the introduction and acceptance of new products.

In addition, the Company faces certain general business risks which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

OVERVIEW

ITC Learning Corporation ("ITC" or the "Company") is a leading provider of self-directed multimedia learning solutions that improve employee skills in business, education and government. The Company's products, which include the largest library of interactive CD-ROM programs available today, have improved productivity in major corporations and school systems across America. These products have also enabled local communities to open learning opportunities to the general public through the use of multimedia learning centers. The Company has a worldwide customer base of approximately 5,000 organizations.

During 1997, the Company embarked on a new strategy intended to position itself as a broad-based education and training integrator of an expanded line of multimedia training products. In addition to broadening its own courseware library, ITC intends to seek strategic alliances with publishers of training software in the areas of customer service, leadership, financial skills and other "soft skills" training topics. These products represent approximately 75% of the $60 billion training market, according to International Data Corporation's August 1997 industry report.

During the first quarter of 1998, the Company continued to concentrate its efforts on product development and increasing its distribution capabilities. The Company completed the development of its "Using the Internet" courseware product, and began development of a network-deliverable version of its Regulatory Compliance courseware library. In March, the Company positioned itself to be at the forefront of true multimedia distance learning by entering into a partnership with NeTpower, Inc. ("NeTpower"). Through the use of NeTpower's NeTstream(TM) video streaming servers employing Advancing Streaming Format ("ASF") from Microsoft(R), the Company's courseware content will eventually be deployed to the desktop via the Internet and intranets without current technology limitations.

In an effort to increase its distribution capabilities, the Company made significant investments in its Business Alliance Partner ("BAP") program which is intended to increase both market coverage and bring additional industry knowledgeable resources to drive sales. The Company also invested in expanding its direct sales force and intends to triple its number of sales representatives and to continue the expansion of the BAP program in 1998.

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

In March 1998, the Company completed the acquisition of Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based training administration software. The purchase price for all of the outstanding common stock of Turn-Key was $700,000 in cash. ITC also agreed to employ the founder and president of Turn-Key, and paid him $600,000 cash and issued 100,000 shares of ITC common stock in consideration of his employment and certain extended non-competition covenants. Turn-Key is located in Grand Rapids, Michigan and will be operated as a wholly-owned subsidiary of ITC. Turn-Key's proprietary administration software, AdminSTAR(R), provides customers with the capability for personal skills assessment, creation of individual development plans, management of the training process for corporate training departments, and a broad array of reporting capabilities. Turn-Key's customers included the Coca Cola Corporation, NASA, Shaw Industries, the U.S. Department of Defense (The Pentagon) and others.

RESULTS OF OPERATIONS

Revenues

For the quarter ending March 31, 1998, the Company recorded total revenues of $2,835,000, as compared to revenues for the first quarter of 1997 of $4,722,000, representing a decrease of $1,887,000 or 40%. The decline in revenues was primarily attributable to the inclusion of $1,182,000 of sales generated by Anderson Soft-Teach ("AST") during the first quarter of 1997. ITC sold AST during the fourth quarter of 1997 for approximately $5.0 million. Total revenues for the first quarter of 1998 decreased $705,000 or 20% from the first quarter of 1997, excluding revenues generated by AST. The Company is using proceeds from the sale of AST to fund investments in new product lines, internally and through acquisitions and strategic alliances, and in sales and marketing resources. These investments are intended to enable the Company to implement a shift in strategy from being strictly a publisher of training courseware to being a distributor of more broad-based training solutions.

While the Company made many of the investments it planned for the first quarter of 1998, the expected return in revenue performance was not achieved as quickly as anticipated. Sales in the Company's core markets declined relative to the first quarter of 1997, most notably Commercial Sales with a shortfall of $513,000 and Education & State Government Sales which declined by $203,000. The remaining shortfalls in revenue compared to last year are attributable to lower sales from hardware systems and custom courseware products.

Cost of Sales and Gross Margin

Cost of sales include the cost of materials (CD-ROMs and related packaging and documentation) and hardware, shipping costs, royalties to third parties, sales commissions, third party dealer fees, and the amortization of capitalized program development costs. Total cost of sales for the first quarter of 1998 was $1,325,000, as compared to $2,199,000 for the first quarter of 1997. Gross margin for the first quarter of 1998 was $1,510,000, as compared to $2,523,000 for the first quarter of 1997. The decline of $1,013,000 or 40% is completely attributable to the revenue shortfall. As a percentage of revenue, gross margin was consistent with first quarter 1997 levels at 53%.

Gross margin percentage remained consistent with first quarter 1997 levels due primarily to favorable variances experienced in multimedia and hardware material costs, sales-related commission expenses and lower amortization of program development costs.

Selling, General & Administrative Expense

Selling expenses consist primarily of salaries of sales personnel and related overhead costs such as facilities and travel, advertising, and marketing and promotional expenses. Selling expenses for the quarter ending March 31, 1998, were $1,037,000, as compared to $1,252,000 for the same period in 1997. The decrease in selling expense of $215,000 or 17% resulted primarily from the elimination of $365,000 in expense related to AST incurred during the first quarter of 1997. Excluding the impact of AST, the Company's selling-related expenses increased $150,000 or 17% relative to the first quarter of 1997. This variance reflects the increased level of investment made in the Company's sales and marketing programs in the first quarter of 1998.

General and administrative expenses consist of the costs of the Company's executive management and support functions such as customer assurance, product development and fulfillment, human resources, and finance and administration. General and administrative expenses for the three months ending March 31, 1998, were $1,376,000, as compared to $2,037,000 incurred during the first quarter of 1997, representing a decrease of $661,000 or 32%. The decline from first quarter 1997 is primarily due to the sale of AST and the elimination of $336,000 in overhead related expenses. Additionally, tighter control of discretionary spending in response to the revenue shortfall and the overall shift in emphasis in investment from infrastructure to sales and marketing account for the remaining variance.

Loss before income taxes and net loss

First quarter operations for 1998 resulted in a loss before income taxes of $753,000. This compares with a loss of $702,000 during the same three-month period in 1997. The increase in loss before taxes of $51,000 is due principally to the revenue shortfall, partially offset by overall cost containment and focused investment on sales and marketing. While the sale of AST had an adverse impact on the Company's revenues for the first quarter of 1998, the net effect on the Company's operating results was an increase of $204,000 before income taxes, based on performance in the first quarter of 1997.

Net of income tax effects, the 1997 loss was $456,000 or $0.12 per share as the Company recognized an interim tax benefit of $246,000. The tax benefit represented unused net operating loss ("NOL") carry-backs available at the end of 1996. As of December 31, 1997, no NOL carry-backs were available and, as a result, the Company recorded no interim income tax benefit in the first quarter of 1998. The net loss for the three months ending March 31, 1998 was $753,000 or $0.19 per share.

Cash Flow, Liquidity and Capital Resources

Working capital as of March 31, 1998, was $3,836,000, as compared to $7,344,000 at December 31, 1997. The decrease of $3,508,000 or 48% is principally due to investments in cash to acquire Turn-Key Training Technologies, Inc. ("Turn-Key"), to acquire an equity position in Mentor Networks, Inc. ("Mentor") and to repurchase the Company's common stock. The total cash outlay for these transactions was $3,018,000. The remaining reduction in working capital is the result of changes in working capital accounts.

Net cash provided by operations was $1,022,000 for the first quarter of 1998, as compared to $1,250,000 for the same period in 1997. The difference of $228,000 is principally attributable to the increased net loss experienced during the first quarter of 1998. Net loss adjusted for non-cash items (principally depreciation and amortization) was $239,000 for the three months ending March 31, 1998, as compared to a gain of $243,000 for the first quarter of 1997. A reduction in accounts receivable of $1,871,000 was largely responsible for the net operating cash inflow and was partially offset by a decrease in accrued expenses, principally the payment of dealer fees due on sales from the fourth quarter of 1997 of $552,000.

Net cash used in investing activities for the first quarter of 1998 was $2,705,000, as compared to $615,000 for the same period in 1997. Principal investing activities for the quarter were the aforementioned acquisition of Turn-Key and investment in Mentor. Amounts capitalized for development of new courseware programs were $121,000 for the first quarter of 1998, as compared to $439,000 in 1997. Capital expenditures, principally the purchase of computer equipment for new sales personnel, were $99,000 in 1998, as compared to $175,000 in 1997.

Net cash used in financing activities was $555,000 for the three months ending March 31, 1998, as compared to $522,000 in 1997. The major outlay of cash associated with financing activities was the repurchase of approximately 130,000 shares of the Company's common stock to fund the Company's Employee Stock Ownership Plan ("ESOP"). Approximately 17,000 of these shares were repurchased on the open market and the remainder through a private transaction. The stock repurchase transactions used approximately $535,000 in cash. Since November 1997, the Company has repurchased approximately 230,000 shares of stock in accordance with its stock repurchase plan. The remaining outflow of cash was due to the repayment of a line of credit assumed in the acquisition of Turn-Key and payment of debt associated with the ESOP.

Management believes that the cash generated from operations combined with the Company's existing resources and available lines of credit are adequate to meet ITC's working capital needs and other financing requirements for 1998.

SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, upgrades and post-contract customer support. The Company implemented SOP 97-2 for transactions entered into beginning January 1, 1998, and has determined that there is no material impact on revenue recognized under these provisions.

In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The issuance of SOP 98-4 had no material effect on revenue recognized in the first quarter of 1998.

IMPLICATIONS OF THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's courseware products or internal computer software that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's courseware could result in an impairment of revenue recognition due to significant future obligations, impairment of future sales of the Company's products, or potential product liability.

The Company began an assessment of the implications of the Year 2000 during late 1997. As of March 31, 1998, the process of evaluating the Company's courseware products was substantially complete. Current versions of the Company's administrative courseware products have been determined to be Year 2000 compliant and are certifiable as such to current users of the products. Subsequent versions of these products will continue to be designed to be Year 2000 compliant as well. The Company is also in the process of obtaining written certifications from the vendors of software products purchased for internal use. The ongoing impact of Year 2000 compliance on the Company's future results of operations, capital spending and business operations is not expected to be material.

                                  PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    See attached Exhibit Index

(b) Reports on Form 8-K

On January 14, 1998, the Company filed a report on Form 8-K relating to the appointment of Carl D. Stevens as Chief Executive Officer.

On April 3, 1998, the Company filed a report on Form 8-K relating to the acquisition of Turn-Key Training Technologies, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
     (Registrant)





BY         /s/Carl D. Stevens                       DATE        4/30/98
      --------------------------------------              -------------------
      Carl D. Stevens, President and
      Chief Executive Officer

BY         /s/Christopher E. Mack                   DATE        4/30/98
      --------------------------------------              -------------------
      Christopher E. Mack, Vice President,
      Treasurer, and Chief Financial Officer

BY         /s/John D. Dobey                         DATE        4/30/98
      --------------------------------------              -------------------
      John D. Dobey, Corporate Controller

                             INDEX TO EXHIBITS

 EXHIBIT
   NO.                         DESCRIPTION
--------------------------------------------------------------------------------
   3.1 Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996 and Exhibit 3.3 to the Company's 10-QSB for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission ("SEC") (Commission File No. 0-13741).

   3.2 Amended By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 filed March 13, 1998 with the SEC (Commission File No. 0-13741).

   4.1  Specimen Certificate for ITC Common Stock.

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

        (j) Philip L. Camillo

  27.1  Financial Data Schedule