Form 10QSB
period 1998-06-30
ITC LEARNING CORP
filed 1998-08-14
CIK 764867

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB



  Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
             of 1934 For the quarterly period ended June 30, 1998


                         Commission File Number 0-13741


                           ITC LEARNING CORPORATION
                           ------------------------
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


                                 (703) 713-3335
                                 --------------
                            Issuer's telephone number




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No
                                                                   ---     ---

     As of June 30, 1998, 3,912,873 shares of Common Stock were outstanding.

            Transitional Small Business Disclosure Format: Yes     ; No  X
                                                               ---      ---

                                TABLE OF CONTENTS

================================================================================

PART I                                                                                           PAGE
------                                                                                           ----
Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations for the
               Three Months and Six Months Ended June 30, 1998 and 1997                            1

               Condensed Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997                                                 2

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and 1997                                     4

               Notes to Condensed Consolidated Financial Statements                                5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                      9

PART II
-------

Item 1    Legal Proceedings                                                                       15

Item 2    Changes in Securities                                                                   15

Item 3    Defaults Upon Senior Securities                                                         15

Item 4    Submission of Matters to a Vote of Security Holders                                     15

Item 5    Other Information                                                                       15

Item 6    Exhibits and Reports on Form 8-K                                                        15

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      For the 3 Months Ended June 30,             For the 6 Months Ended June 30,
                                                         1998                   1997                  1998                  1997
                                                         ----                   ----                  ----                  ----
Net revenues                                          $ 4,040,257           $ 4,487,286           $ 6,874,955           $ 9,209,263
Cost of sales                                           2,403,292             2,081,568             3,728,289             4,280,556
                                                      -----------           -----------           -----------           -----------
Gross margin                                            1,636,965             2,405,718             3,146,666             4,928,707


Sales and marketing expense                             1,687,852             1,294,813             2,724,732             2,546,621
General and
   administrative expense                               1,593,713             2,339,261             2,970,249             4,376,853

Equity in earnings of affiliates                          (94,153)              (13,600)             (156,953)              (39,114)
                                                      -----------           -----------           -----------           -----------

Loss before interest
    and income taxes                                   (1,550,447)           (1,214,756)           (2,391,362)           (1,955,653)
Interest income, net                                       62,896                44,174               150,635                83,333
                                                      -----------           -----------           -----------           -----------

Loss before income taxes                               (1,487,551)           (1,170,582)           (2,240,727)           (1,872,320)

Income tax benefit                                       (222,515)             (422,000)             (222,515)             (668,000)
                                                      -----------           -----------           -----------           -----------

Net loss                                              $(1,265,036)          $  (748,582)          $(2,018,212)          $(1,204,320)
                                                      ===========           ===========           ===========           ===========

Net loss per
    common share (note 2)                             $     (0.33)          $     (0.19)          $     (0.52)          $     (0.31)
                                                      ===========           ===========           ===========           ===========


Weighted average number
    of shares outstanding                               3,890,339             3,897,034             3,890,389             3,897,022
                                                      ===========           ===========           ===========           ===========



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                         June 30,      December 31,
                                                          1998             1997
                                                          ----             ----
                                                       (Unaudited)
Current assets:
      Cash and cash equivalents                        $  2,220,881    $  4,885,672
      Accounts receivable, net (note 3)                   4,686,473       6,167,592
      Due from affiliates                                   163,386          33,092
      Inventories                                           321,183         357,374
      Prepaid expenses                                      491,655         123,042
      Income taxes receivable                               153,714         175,206
      Other current assets                                    7,491          11,912
                                                       ------------    ------------
            Total current assets                          8,044,783      11,753,890

Long-term receivable (note 4)                                    --         836,882

Note receivable (note 5)                                    863,551         922,940

Property and equipment:
      Video and computer equipment                        1,771,152       1,336,735
      Furniture and fixtures                                206,313         125,259
      Leasehold improvements                                 33,392          21,313
                                                       ------------    ------------
                                                          2,010,857       1,483,307
      Less accumulated depreciation and amortization     (1,035,746)       (802,989)
                                                       ------------    ------------
            Net property and equipment                      975,111         680,318

Capitalized program development costs, net                3,411,937       3,947,086
Investment in affiliate (note 6)                          1,000,000              --
Intangible assets (note 7)                                3,666,412       1,631,299
Other                                                        12,690          12,340
                                                       ------------    ------------
            Total assets                               $ 17,974,484    $ 19,784,755
                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            June 30,     December 31,
                                                             1998            1997
                                                             ----            ----
                                                          (Unaudited)
Current liabilities:
      Line of credit (note 8)                            $     63,000    $         --
      Current installments of long-term debt (note 9)         100,000         100,000
      Accounts payable                                      1,467,712         740,353
      Due to affiliates                                       299,169         293,561
      Accrued compensation and benefits                     1,186,273       1,281,691
      Deferred revenues                                       284,089         422,787
      Other accrued expenses                                1,165,126       1,236,012
      Income taxes payable                                    114,120         335,102
                                                         ------------    ------------
            Total current liabilities                       4,679,489       4,409,506


Deferred lease obligations                                     50,474          60,296
Long-term debt (note 9)                                       358,215         400,000
                                                         ------------    ------------
            Total liabilities                               5,088,178       4,869,802


Stockholders' equity:
      Common stock, $.10 par value, 12,000,000 shares
         authorized; 3,912,873 and 3,897,074 shares
         issued and outstanding in 1998 and
         1997, respectively                                   391,288         389,708
      Additional paid-in capital                           16,075,612      16,090,816
      Note receivable from ESOP                              (490,677)       (541,677)
      Retained earnings (deficit)                          (3,074,795)     (1,056,583)
      Accumulated other comprehensive income (note 10)        (15,122)         32,689
                                                         ------------    ------------
            Total stockholders' equity                     12,886,306      14,914,953
                                                         ------------    ------------
            Total liabilities and stockholders' equity   $ 17,974,484    $ 19,784,755
                                                         ============    ============



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                       For 6 Months Ended June 30,
                                                                                       1998                  1997
                                                                                       ----                  ----
Cash flows from operating activities:
      Net loss                                                                     $(2,018,212)          $(1,204,320)
      Reconciling items:
            Depreciation and amortization                                            1,123,422             1,530,418
            Increase in allowance for doubtful accounts                                 82,500               103,796
            Sales awards of treasury shares                                              4,119                   938
            Foreign currency translation adjustment                                    (47,811)                   --
      Changes in operating assets and liabilities:
            Decrease in accounts receivable                                          2,262,002             3,026,698
            Decrease (increase) in inventories                                          36,191              (117,050)
            Increase in prepaid expenses                                              (368,613)              (49,803)
            Decrease (increase) in income taxes receivable                              21,492              (629,648)
            Decrease in other assets                                                    63,460                 8,007
            Increase (decrease) in accounts payable                                    684,295              (216,626)
            Increase (decrease) in due to affiliates, net                             (124,686)                1,448
            Decrease in deferred revenues                                             (138,698)             (179,050)
            Decrease in other accrued expenses                                        (185,001)             (141,374)
            Decrease in income taxes payable                                          (222,982)                   --
            Decrease in deferred lease obligations                                      (9,822)               (5,156)
            Net effect of acquired operating assets and liabilities                    (39,866)                   --
                                                                                   -----------           -----------
      Net cash from operating activities                                             1,121,790             2,128,278

Cash flows from investing activities:
      Deferred program development costs                                              (221,704)           (1,196,011)
      Capital expenditures                                                            (425,423)             (330,865)
      Acquisitions, net of cash acquired                                            (1,654,621)                   --
      Investment in affiliate                                                       (1,000,000)                   --
                                                                                   -----------           -----------
      Net cash used in investing activities                                         (3,301,748)           (1,526,876)

Cash flows from financing activities:
      Borrowings (repayments) against line of credit                                    38,000              (515,000)
      Principal payments of long-term debt                                             (41,785)              (63,525)
      Issuance of common stock                                                           3,800                    --
      Repurchase of common stock                                                      (535,848)                   --
      Employee stock ownership plan note collections                                    51,000                51,485
                                                                                   -----------           -----------
      Net cash provided by (used in) financing activities                             (484,833)             (527,040)
                                                                                   -----------           -----------

Net increase (decrease) in cash                                                     (2,664,791)               74,362

Cash and cash equivalents at beginning of period                                     4,885,672             2,697,566
                                                                                   -----------           -----------

Cash and cash equivalents at end of period                                         $ 2,220,881           $ 2,771,928
                                                                                   ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)

1)  SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The condensed consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries Activ Training, Ltd ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), Turn-Key Training Technologies, Inc. ("Turn-Key"), and ComSkill Learning Centers, Inc. ("ComSkill"). Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentations. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 and 1996 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

b)  Revenues and Cost

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998, and has determined that there has been no material impact on revenue recognized in the first six months of 1998 under these provisions.

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

2)  NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

3)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:


                                                          June 30,        December 31,
                                                           1998              1997
                                                           ----              ----
Trade accounts receivable                              $ 4,247,301        $ 5,412,822
Current portion of long-term receivable (note 4)           543,317            909,575
Unbilled contract receivables                              221,683             98,162
Less allowance for doubtful accounts                      (329,116)          (254,728)
                                                       -----------        -----------
      Trade accounts receivable, net                     4,683,185          6,165,831
Other receivables                                            3,288              1,761
                                                       -----------        -----------
                                                       $ 4,686,473        $ 6,167,592
                                                       ===========        ===========


4)  LONG-TERM RECEIVABLE

During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 is payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June, 1997. The 1997 and 1998 installments were received in accordance with the provisions of the contract and the effect of the payment is reflected in the financial statements. The long-term portion of the net receivable has been discounted assuming a 6% interest rate. As the final payment is scheduled to be received in June 1999, the resulting balance has been classified as current.

Components of long-term receivable include the following:

                                                                          June 30,
                                                                           1998
                                                                           ----
 Receivable from DeKalb County (GA) Board of Education                $ 1,175,000
 Related dealer fees payable                                             (584,984)
 Less amounts classified as current, net of related dealer fees          (543,317)
 Less amount representing interest                                        (46,699)
                                                                      -----------
                                                                      $        --
                                                                      ===========

5)  NOTE RECEIVABLE

On November 20, 1997, the Company entered into a stock purchase agreement with Anderson Holdings, an investor group headed by a former employee of the Company, to sell all of the Company's stock in Anderson Soft-Teach in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products over the remainder of 1997 and all of 1998. Royalties earned by AST for sales of their products under this agreement are applied to the principal value of the note. As of June 30, 1998, the note's principal had been reduced by $86,000 for such royalties. Under the terms of the note, AST makes quarterly interest payments to ITC at an interest rate of 8% and will pay the remaining principal balance at the end of four years.

6)  INVESTMENT IN AFFILIATE AND SUBSEQUENT EVENTS

On January 30, 1998, the Company invested $1,000,000 in the stock of Mentor Networks Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States.

During the second quarter of 1998, ITC restructured the terms of its distribution agreement with Mentor. Certain terms of the agreement were revised, including the revenue sharing arrangement and extension of the agreement through June of 2001. In consideration, ITC issued Mentor a prepaid order totaling $300,000 for product relating to pending third quarter 1998 sales. Additionally, the Company elected to forego its option to acquire the previously mentioned 12% ownership position.

On July 20, 1998, the Company was notified by Mentor that its secured lender, the Nova Scotia Business Development Corporation (NSBDC) had placed Mentor into Receivership. The Receiver appointed by the NSBDC promptly initiated efforts to locate a purchaser for Mentor. ITC responded and is in discussions with the Receiver, the NSBDC, and Mentor's management and shareholders to assure access to Mentor's products and to devise a plan to terminate the Receivership and continue Mentor's business operations. Among the plans being considered are several that would result in ITC's obtaining greater control over Mentor's operations through a further ITC investment in Mentor or ITC's participation in a liquidation or sale of Mentor's assets. It is possible that Mentor will be acquired by other firms that responded to the Receiver's request. The outcome of these ongoing discussions with the Receiver and the NSBDC and access to Mentor product supply remain uncertain. The financial statements do not reflect any adjustment of ITC investment in Mentor as the ultimate outcome is unknown.

7)  ACQUISITION

On March 25, 1998, the Company acquired Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based administrative software. Pursuant to the acquisition agreement, ITC purchased all of the outstanding stock of Turn-Key for $700,000 in cash. Additionally, ITC paid $600,000 and issued 100,000 shares of its common stock to Philip L. Camillo, Turn-Key's founder and president, in connection with a long-term non-competition agreement. As a result of the acquisition, the Company recorded intangible assets of approximately $1,795,000, consisting of the non-competition agreement and goodwill. These assets will be amortized over periods of seven years and ten years, respectively.

On June 18, 1998, the Company acquired certain assets of iNEX Corporation ("iNEX") for cash and stock valued at $466,000. In exchange for its investment, ITC acquired iNEX's technology-based delivery platforms, intellectual property rights, content, certain other assets and ten employees. As a result of the acquisition, the Company recorded intangible assets of $374,000. These assets will be amortized over of period of ten years.

8)  LINE OF CREDIT

At June 30, 1998, the Company had a balance of $63,000 outstanding relating to its $3,000,000 and $250,000 revolving bank lines of credit, each of which bear interest at the bank's prime lending rate. Borrowings under the lines are collateralized by the Company's accounts receivable and inventory.

9)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                         June 30,       December 31,
                                                                                          1998             1997
                                                                                          ----             ----
8.5% note payable to financial institution due in                                      $ 458,215        $ 500,000
monthly principal and interest installments of $10,258 through
December 2002, collateralized by the assignment of interest in the shares of the
Company's common stock held by the ESOP, accounts receivable, inventory and property and equipment

Less amount classified as current                                                       (100,000)        (100,000)
                                                                                       ---------        ---------
                                                                                       $ 358,215        $ 400,000
                                                                                       =========        =========


10)  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately as a component of stockholders' equity, be included in other comprehensive income. Prior year financial statements have been restated to conform with the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the six-month periods ending June 30, 1998 and 1997 are as follows:

                                                                                          June 30,        June 30,
                                                                                            1998            1997
                                                                                            ----            ----
Net loss                                                                                 $(2,018,212)   $(1,204,320)
Foreign currency translation adjustment                                                      (47,811)            --
                                                                                         -----------    -----------
Comprehensive income (loss)                                                              $(2,066,023)   $(1,204,320)
                                                                                         ===========    ===========


The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                                                         June 30,       December 31,
                                                                                           1998            1997
Cumulative foreign currency translation adjustment                                       $ (15,122)     $  32,689
                                                                                         =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of the risks set forth in the following discussion. These risks and uncertainties include, but are not limited to, the Company's ability to continue to expand its sales and marketing organization, the Company's ability to identify and acquire additional training courseware to add to its product portfolio and to negotiate favorable distribution agreements for these products, the Company's ability to successfully deploy its courseware over the Internet and corporate intranets, the Company's ability to control costs in relation to future revenues, and the Company's ability to capitalize on market opportunities.

A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. These include the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company's direct and indirect distribution channels, the introduction and acceptance of new products, and the degree to which the market understands and accepts the Company's role as a provider of training solutions.

In addition, the Company faces certain general business risks which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

OVERVIEW

ITC Learning Corporation ("ITC" or the "Company") is a leading provider of self-directed multimedia learning solutions that improve employee skills in business, education and government. The Company's products, which include the largest library of interactive CD-ROM programs available today, have improved productivity in major corporations, government agencies and school systems across America. These products also enable local communities to open learning opportunities to the general public through the use of multimedia learning centers. The Company has a worldwide customer base of approximately 5,000 organizations.

During 1997, the Company embarked on a new strategy intended to position itself as a broad-based education and training integrator of an expanded line of multimedia training products. In addition to broadening its own courseware library, ITC began to seek strategic alliances with publishers of training software in the areas of customer service, leadership, financial skills and other "soft skills" training topics. These products represent approximately 75% of the $60 billion training market, according to International Data Corporation's August 1997 industry report.

During the first six months of 1998, the Company continued to concentrate its efforts on product development and increasing its distribution capabilities. The Company completed development of its "Using the Internet" courseware product and a network-deliverable version of its Regulatory Compliance courseware library.

In an effort to increase its distribution capabilities, the Company made, and will continue to make, significant investments in its Business Alliance Partner ("BAP") program which is intended to increase both market coverage and bring additional industry knowledgeable resources to drive sales. The Company also invested in expanding its direct sales force and intends to triple its number of sales representatives and to continue the expansion of the BAP program in 1998. The Company currently has over 50 BAP's selling and distributing its portfolio of products.

In January 1998, the Company invested $1 million in the stock of Mentor Networks, Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States. Mentor, based in Nova Scotia, specializes in the development and distribution of interactive multimedia courseware. Mentor's product offerings include the Microsoft Office suite of PC Skills training products and Professional Skills training products in the areas of customer service, telesales, collections, leadership training and human resources.

During the second quarter of 1998, ITC restructured the terms of its distribution agreement with Mentor. Certain terms of the agreement were revised, including the revenue sharing arrangement and extension of the agreement through June of 2001. In consideration, ITC issued Mentor a prepaid order totaling $300,000 for product relating to pending third quarter 1998 sales. Additionally, the Company elected to forego its option to acquire the previously mentioned 12% ownership position.

On July 20, 1998, the Company was notified by Mentor that its secured lender, the Nova Scotia Business Development Corporation (NSBDC) had placed Mentor into Receivership. The Receiver appointed by the NSBDC promptly initiated efforts to locate a purchaser for Mentor. ITC responded and is in discussions with the Receiver, the NSBDC, and Mentor's management and shareholders to assure access to Mentor's products and to devise a plan to terminate the Receivership and continue Mentor's business operations. Among the plans being considered are several that would result in ITC's obtaining greater control over Mentor's operations through a further ITC investment in Mentor or ITC's participation in a liquidation or sale of Mentor's assets. It is possible that Mentor will be acquired by other firms that responded to the Receiver's request. The outcome of these ongoing discussions with the Receiver and the NSBDC and access to Mentor product supply remain uncertain. The financial statements do not reflect any adjustment of ITC investment in Mentor as the ultimate outcome is unknown.

In March 1998, the Company acquired Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based training administration software. The purchase price for all of the outstanding common stock of Turn-Key was $700,000 in cash. ITC also agreed to employ the founder and president of Turn-Key, and paid him $600,000 cash and issued 100,000 shares of ITC common stock in consideration of his employment and certain extended non-competitive covenants. Turn-Key is located in Saugatuck, Michigan and operates as a wholly-owned subsidiary of ITC. Turn-Key's proprietary administration software, AdminSTAR(TM), provides customers with the capability for personal skills assessment, creation of individual development plans, management of the training process for corporate training departments, and a broad array of reporting capabilities. Turn-Key's customers included the Coca Cola Corporation, NASA, Shaw Industries, the U.S. Department of Defense (the Pentagon) and others. As a result of the acquisition, the Company recorded $1,795,000 of intangible assets consisting of goodwill and non-competition.

In June 1998, the Company completed a marketing agreement which granted ITC exclusive, worldwide distribution rights to GE Multimedia Services' interactive training programs and established GE Multimedia Services as a development resource for customized programs needed by ITC's customer base. The programs covered under the distribution agreement include training in the operation and maintenance of GE Gas Turbines, Steam Turbines and Generators for the more than 12,000 worldwide GE Power Systems customers.

In June 1998, the Company completed the acquisition of iNEX Corporation's ("iNEX") on-line training business for cash and stock totaling approximately $466,000. For its investment, the Company acquired certain assets of iNEX including computer hardware and software, intellectual property rights, courseware content, certain other assets and ten employees, consisting of management, technical and development personnel. The acquisition of these assets is expected to enable the Company to deliver its courseware libraries via the Internet and corporate intranet platforms. As a result of the acquisition, the Company recorded $374,000 of intangible assets.

In July 1998, the Company acquired the rights to distribute NIIT (USA) Inc.'s ("NIIT") library of over 250 Information Technology ("IT") courseware products. These IT product offerings provide ITC with an extensive high-quality curriculum for high-tech computer professionals in such topics as Microsoft Certified Software Engineer (MCSE), Oracle, Client/Server Computing, Java, Unix, C, C++, Windows NT, and many others. NIIT's products are currently available in a CD-ROM format and are expected to be web-enabled within the next six to nine months.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 1998 totaled $4,040,000, as compared to $4,487,000 for the same period in 1997, representing a decrease of $447,000 or 10%. The decline in revenues was attributable to the inclusion of $1,386,000 of revenues generated by Anderson Soft-Teach ("AST") during the second quarter of 1997. ITC sold AST during the fourth quarter of 1997. Excluding AST revenues, total revenues for the second quarter of 1998 increased $939,000 or 30% over the second quarter of 1997. The increase was principally the result of higher sales generated by the Company's Education & State Government division which accounted for $799,000 of the increase as well as a $200,000 increase from the International division as compared to the same period in 1997.

As compared to the first quarter of 1998, total revenues increased $1,206,000 or 43%. The increase was primarily due to higher revenue from the Company's Education and State Government division (an increase of $858,000) and revenues from Turn-Key Training Technologies (an increase of $114,000). In addition, the Company recognized increased hardware revenues of $254,000 during the second quarter of 1998 as compared to the first quarter of 1998.

Revenues for the six months ending June 30, 1998 totaled $6,875,000 as compared to $9,209,000 for the same period in 1997, representing a decrease of $2,334,000 or 25%. The decrease in revenues is attributable to the inclusion of $2,568,000 of revenues generated by AST during the first six months of 1997. Excluding AST revenues from 1997, total revenues increased $234,000 or 4% as compared to the first six months of 1997. The increase is primarily attributable to a higher level of revenues recognized from the Company's International division (an increase of $191,000) during the first six months of 1998 as compared to last year.

Cost of Sales and Gross Margin

Cost of sales includes the cost of materials (CD-ROMs and related packaging and documentation), hardware costs, royalties for the sale of third party products, sales commissions, dealer fees, and the amortization of capitalized product development costs. Total cost of sales for the second quarter was $2,403,000, resulting in a gross margin of $1,637,000 or 41% of total revenues. This compares to cost of sales of $2,081,000 and gross margin of $2,406,000 or 54% of total revenues in the second quarter of 1997. The lower overall gross margin is largely the result of a change in the channel mix from direct sales to Business Alliance Partner (BAP) sales which carry a higher commission or dealer fee, and of increased sales of third party products which result in royalties ranging from 25% to 50% of courseware sales. These trends are expected to continue as the Company expands its BAP program and derives a greater portion of its revenue from dealer sales and third party sales. While both elements of ITC's product and channel mix will result in a lower gross margin return on sales, the Company believes they are critical to leveraging the Company's sales and marketing investment to achieve significant revenue growth.

As compared to the first quarter of 1998, total cost of sales increased by $1,078,000. Meanwhile, gross margin for the second quarter of 1998 increased $127,000 relative to the first quarter of 1998. The higher cost of sales was the result of an increase in hardware-related sales, higher commissions and dealer fees associated with the increase of BAP-related sales and higher royalty expense resulting from the increase in the sale of third party products, as compared to the first quarter of 1998.

For the first six months of 1998, cost of sales totaled $3,728,000 resulting in a gross margin of $3,147,000 or 46% of sales. This compares to cost of sales of $4,280,000 and gross margin of $4,929,000 or 54% of sales for the first six months of 1997. The decline in gross margin of

$1,782,000 and the decline in gross margin percentage is primarily attributable to the revenue shortfall but also reflects the trends in channel mix and third party product sales noted above. As with the second quarter results, these trends are expected to continue as the Company expects to increase its revenues by expanding its BAP program and its sales of third party products.

Sales & Marketing, and General & Administrative Expense

Sales and marketing expense consists primarily of salaries of sales personnel and related overhead costs such as facilities and travel, and advertising, marketing and promotional expenses. Sales and marketing expense for the quarter ending June 30, 1998 totaled $1,688,000, as compared to $1,295,000 for the second quarter of 1997. The increase in selling related expenses of $393,000 or 30% reflects the increased investment in the Company's direct sales force, the cost of expanding the Company's BAP channels, and a focused investment in developing new marketing programs for the Company during the second quarter.

As compared to the first quarter of 1998, sales and marketing related expenses increased $651,000 or 63%. The increase reflects the rapid ramp-up of the direct sales force that took place during the first six months of 1998 and the increased investment in marketing-related programs.

General and administrative expense consists of the uncapitalized costs of researching new technologies and developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for the three months ending June 30, 1998 totaled $1,594,000, as compared to $2,339,000 incurred during the second quarter of 1997, representing a decrease of $745,000 or 32%. General and administrative expenses decreased from last year despite a one-time non-cash charge of $211,000 related to a grant of incentive stock options to the Company's President and Chief Executive Officer. Excluding the impact of this charge, general and administrative expense decreased from the second quarter of last year by $956,000 or 41%. This decrease in overhead expenses is the result of tighter control of discretionary costs in response to the revenue shortfall and the overall shift in emphasis in investment from infrastructure to sales and marketing.

For the first six months of 1998, general and administrative expenses totaled $2,970,000, as compared to $4,377,000 for the same period in 1997. The decrease of $1,407,000 or 32% ($1,618,000 or 37% before the charge related to the Company's CEO stock options grant), is primarily due to the elimination of $783,000 in overhead-related expenses associated with AST as well as the trends mentioned above.

Loss before income taxes and net loss

Operations for the second quarter of 1998 resulted in a pre-tax loss of $1,488,000, as compared to a pre-tax loss of $1,171,000 for the same period in 1997. The pre-tax loss in 1998 is partially offset by an income tax benefit of $223,000 which is the result of a reduction in the Company's international income tax liability. The resulting net loss of $1,265,000 or $0.33 per share compares with a net loss of $749,000 or $0.19 per share in the second quarter of 1997.

For the six months ending June 30, 1998, the Company experienced a loss before taxes of $2,241,000 and a net loss of $2,018,000 or $0.52 per share. This compares with a pre-tax loss of $1,872,000 and net loss of $1,204,000 or $0.31 per share for the first six months of 1997. The higher net loss for 1998 is the result of a pre-tax loss which was higher than last year by $369,000 and a reduced net income tax benefit of $445,000 relative to last year. The higher pre-tax loss is the result of the gross margin shortfall of $1,782,000, partially offset by lower and more focused levels of investment in selling, general and administrative expense.

Cash Flow, Liquidity and Capital Resources

Working capital as of June 30, 1998 was $3,365,000, as compared to $7,344,000 at December 31, 1997. The decrease of $3,979,000 or 54% is principally due to investments of cash made to acquire Turn-Key Training Technologies, Inc. ("Turn-Key"), iNEX Corporation ("iNEX"), and a minority investment in Mentor Networks Inc. ("Mentor"), and cash disbursed to repurchase the Company's common stock. The total cash outlay for these transactions was $3,230,000. The remaining reduction in working capital is the result of the higher year-to-date operating loss and normal changes in working capital accounts.

The Company's cash balances were reduced by $2,665,000 in the first six months of 1998 as compared with a net increase in cash for the same period in 1997 of $74,000. The difference in cash balances are the result of the aforementioned investments made and stock repurchased during the first six months of 1998.

Net cash provided by operations was $1,122,000 for the first six months of 1998, as compared to $2,128,000 generated for the same period in 1997. The difference of $1,006,000 is primarily attributable to the increased net loss experienced in 1998, as compared to 1997. The net inflow of cash from operations is primarily due to a decrease in accounts receivable of $2,262,000 and an increase in accounts payable of $684,000. These are partially offset by the effect of increases in prepaid expenses of $369,000, and decreases in other current liabilities totaling $671,000.

Net cash used in investing activities for the first six months of 1998 totaled $3,302,000, as compared to $1,527,000 for the same period in 1997. Principal investing activities for the first half of the year were the acquisitions of Turn-Key and iNEX and the investment in Mentor. Amounts capitalized for the development of new courseware programs were $222,000 for the first six months of 1998, as compared to $1,196,000 in 1997, reflecting the Company's shift in strategy from solely publishing courseware to marketing third party courseware products in addition to the Company's own products. Capital expenditures, principally the purchase of computer equipment and software for new sales personnel and investments in product development equipment and software, were $425,000 in 1998 as compared with $331,000 in 1997.

Net cash used in financing activities was $485,000 for the six months ending June 30, 1998, as compared to $527,000 in 1997. The major outflow of cash associated with financing activities was the repurchase of approximately 130,000 shares of the Company's common stock to fund the Company's Employee Stock Ownership Plan ("ESOP"). Approximately 17,000 of these shares were repurchased on the open market and the remainder through a private transaction. The stock repurchase transactions used approximately $536,000 in cash.

Management believes that the cash generated from operations combined with the Company's existing resources and available lines of credit are adequate to meet ITC's working capital needs and other financing requirements for 1998.

SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998 and has determined that there is no material impact on revenue recognized in the first six months of 1998 under these provisions.


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

The Company began an assessment of the implications of the Year 2000 during late 1997. As of June 30, 1998 the process of evaluating the Company's courseware products was substantially complete. Current versions of the Company's administrative courseware products have been determined to be Year 2000 compliant and are certifiable as such to current users of the products. Subsequent versions of these products will continue to be designed to be Year 2000 compliant as well. The Company is also in the process of obtaining written certifications from the vendors of software products purchased for internal use and, in some cases, has made expenditures to upgrade software products to versions which are certified to be Year 2000 compliant. The ongoing impact of Year 2000 compliance on the Company's future results of operations, capital spending and business operations is not expected to be material.

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on May 7, 1998. There were three agenda items submitted to a vote of security holders, including the election of two directors to the Company's Board of Directors: (i) John D. Sanders was elected to serve on the Board for a term of three years. The number of votes cast in favor of Dr. Sander's election was 3,164,067, with 45,566 votes against and 203,440 abstaining; (ii) Richard E. Thomas was elected to serve on the Board for a term of three years. The number of votes cast in favor of Mr. Thomas' election was 3,161,450, with 48,183 votes against and 203,440 abstaining. Daniel R. Bannister and Carl D. Stevens each continued in office as a director after the annual meeting.

(b) The shareholders approved the adoption of the ITC Learning Corporation 1998 Incentive Stock Plan. The number of votes cast in favor of this proposal was 2,798,127, with 592,644 votes against and 22,302 abstaining.

(c) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. There were 3,386,865 votes cast in favor of this item, with 6,512 votes against and 19,696 abstaining.

No other matters were submitted to the security holders for a vote.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      See attached Exhibit Index.

(b)   Reports on Form 8-K

      On June 24, 1998 the Company filed a report on Form 8-K relating to the acquisition of iNEX Corporation's on-line training business.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
         (Registrant)




BY        /s/ Carl D. Stevens                       DATE      8/13/98
      ------------------------------------               --------------------
      Carl D. Stevens, President and
      Chief Executive Officer




BY        /s/ Christopher E. Mack                   DATE      8/13/98
      ------------------------------------               --------------------
      Christopher E. Mack, Vice President,
      Treasurer, and Chief Financial Officer




BY        /s/ John D. Dobey                         DATE      8/13/98
      ------------------------------------               --------------------
      John D. Dobey, Corporate Controller

                                INDEX TO EXHIBITS

        EXHIBIT
           NO.                             DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
           3.1        Amended Articles of Incorporation of the Company,
                      incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996 and Exhibit 3.3 to the
                      Company's 10-QSB for the quarter ended June 30, 1997,
                      filed with the Securities and Exchange Commission ("SEC")
                      (Commission File No. 0-13741).

           3.2 Amended By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended
                      December 31, 1997, filed March 13, 1998 with the SEC
                      (Commission File No. 0-13741).

           4.1 Specimen Certificate for ITC Common Stock incorporated by reference to the Company's 10-QSB for the quarter ended
                      March 31, 1998 filed May 1, 1998 with the SEC (Commission
                      File No. 0-13741).

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

                      (j) Philip L. Camillo, incorporated by reference to the Company's 10-QSB for the quarter ended March 31, 1998 filed May 1, 1998 with the SEC (Commission File No.
                           0-13741).

                      (k)  Michael Morrison (included herewith)

          27.1        Financial Data Schedule