Form 10QSB
period 1998-09-30
ITC LEARNING CORP
filed 1998-11-12
CIK 764867

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998


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


                                 (703) 713-3335
                                 --------------
                            Issuer's telephone number




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No
                                                                   -     -

  As of September 30, 1998, 3,958,245 shares of Common Stock were outstanding.

            Transitional Small Business Disclosure Format: Yes  ; No X
                                                               -     -

                                TABLE OF CONTENTS

================================================================================


PART I                                                                                                PAGE
------                                                                                                ----
Item 1      Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1998 and 1997                        1

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997                                              2

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1998 and 1997                                 4

                  Notes to Condensed Consolidated Financial Statements                                  5

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                        10

PART II
-------

Item 1      Legal Proceedings                                                                          16

Item 2      Changes in Securities                                                                      16

Item 3      Defaults Upon Senior Securities                                                            16

Item 4      Submission of Matters to a Vote of Security Holders                                        16

Item 5      Other Information                                                                          16

Item 6      Exhibits and Reports on Form 8-K                                                           16

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                             For the Three Months,                   For the Nine Months
                                              Ended September 30,                     Ended September 30,
                                           1998                1997                1998                1997
                                           ----                ----                ----                ----
Net revenues                           $  4,053,955        $  7,088,571        $ 10,928,910        $ 16,298,834
Cost of sales                             2,837,768           4,930,351           6,566,057           9,211,907
                                       ------------        ------------        ------------        ------------
Gross margin                              1,216,187           2,158,220           4,362,853           7,086,927


Selling, general, and
    administrative expense                3,153,362           2,663,521           8,848,343           9,586,995
Equity in earnings of affiliates            (19,949)           (159,389)           (176,902)           (198,503)
Interest income, net                        (21,201)            (55,140)           (171,836)           (138,473)
                                       ------------        ------------        ------------        ------------

                                          3,112,212           2,448,992           8,499,605           9,250,019
                                       ------------        ------------        ------------        ------------

Loss before income taxes                 (1,896,025)           (290,772)         (4,136,752)         (2,163,092)

Income tax benefit                               --             (48,000)           (222,516)           (716,000)
                                       ------------        ------------        ------------        ------------

Net loss                               $ (1,896,025)       $   (242,772)       $ (3,914,236)       $ (1,447,092)
                                       ============        ============        ============        ============

Net loss per common
    share, basic and diluted
    (note 2)                           $      (0.48)       $      (0.06)       $      (1.00)       $      (0.37)
                                       ============        ============        ============        ============


Weighted average number
    of shares outstanding                 3,991,629           3,897,034           3,909,630           3,897,027
                                       ============        ============        ============        ============


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                           September 30,       December 31,
                                                               1998                1997
                                                               ----                ----
                                                            (Unaudited)
Current assets:
      Cash and cash equivalents                            $  1,047,758        $  4,885,672
      Accounts receivable, net (note 3)                       3,940,584           6,167,592
      Due from affiliates                                       114,847              33,092
      Inventories                                               239,256             357,374
      Prepaid expenses                                          202,744             123,042
      Income taxes receivable                                   153,714             175,206
      Other current assets                                           --              11,912
                                                           ------------        ------------
            Total current assets                              5,698,903          11,753,890


Long-term receivable (note 4)                                        --             836,882

Note receivable (note 5)                                        791,297             922,940

Property and equipment:
      Video and computer equipment                            2,039,276           1,336,735
      Furniture and fixtures                                    206,313             125,259
      Leasehold improvements                                     35,093              21,313
                                                           ------------        ------------
                                                              2,280,682           1,483,307
      Less accumulated depreciation and amortization         (1,181,116)           (802,989)
                                                           ------------        ------------
            Net property and equipment                        1,099,566             680,318

Capitalized program development costs, net                    4,066,721           3,947,086
Intangible assets (note 6)                                    5,391,696           1,631,299
Other                                                            12,688              12,340
                                                           ------------        ------------
            Total assets                                   $ 17,060,871        $ 19,784,755
                                                           ============        ============


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30,       December 31,
                                                                 1998                1997
                                                                 ----                ----
                                                             (Unaudited)
Current liabilities:
      Line of credit (note 7)                                $         --        $         --
      Current installments of long-term debt (note 8)             300,000             100,000
      Accounts payable                                          1,902,192             740,353
      Due to affiliates                                           173,173             293,561
      Accrued compensation and benefits                           777,435           1,281,691
      Deferred revenues                                           290,523             422,787
      Other accrued expenses                                      745,103           1,236,012
      Income taxes payable                                        104,097             335,102
                                                             ------------        ------------
            Total current liabilities                           4,292,523           4,409,506


Deferred lease obligations                                         45,563              60,296
Long-term debt (note 8)                                         1,470,497             400,000
                                                             ------------        ------------
            Total liabilities                                   5,808,583           4,869,802


Stockholders' equity:
      Common Stock, $0.10 par value, 12,000,000 shares
            authorized; 3,958,245 and 3,897,074 shares
            issued and outstanding in 1998 and
            1997, respectively                                    395,826             389,708
      Additional paid-in capital                               16,290,877          16,090,816
      Note receivable from ESOP                                  (465,177)           (541,677)
      Retained earnings (deficit)                              (4,970,819)         (1,056,583)
      Accumulated other comprehensive income (note 9)               1,581              32,689
                                                             ------------        ------------
            Total stockholders' equity                         11,252,288          14,914,953
                                                             ------------        ------------
            Total liabilities and stockholders' equity       $ 17,060,871        $ 19,784,755
                                                             ============        ============


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    For Nine Months Ended September 30,
                                                                          1998               1997
                                                                          ----               ----
Cash flows from operating activities:
   Net loss                                                           $ (3,914,236)      $ (1,447,092)
   Reconciling items:
         Deferred tax benefit                                                   --           (716,000)
         Depreciation and amortization                                   1,774,230          2,642,781
         Provision for doubtful accounts                                   127,500            106,515
         Salespeople awards of common shares                                 4,119                938
         Foreign currency translation adjustment                           (31,108)           (45,044)
   Changes in operating assets and liabilities:
         Decrease in accounts receivable                                 2,962,891          2,208,512
         Decrease (increase) in inventories                                118,118         (3,105,466)
         Increase in prepaid expenses                                      (79,702)          (174,100)
         Decrease in other assets                                               --             17,910
         Decrease in income taxes receivable                                21,492            253,976
         Decrease in long term receivable                                  143,207            573,938
         Increase (decrease) in accounts payable                         1,118,775           (206,835)
         Decrease in due to affiliates, net                               (202,143)           (77,643)
         Decrease in accrued compensation and benefits                    (522,953)           (81,495)
         Increase (decrease) in deferred revenues                         (132,264)         3,252,428
         Decrease in other accrued expenses                               (490,909)          (460,127)
         Decrease in income taxes payable                                 (233,005)                --
         Decrease in deferred lease obligation                             (14,733)           (10,191)
         Net effect of acquired operating assets and liabilities          (206,533)                --
                                                                      ------------       ------------
   Net cash provided by operating activities                               442,746          2,733,005

Cash flows from investing activities:
   Deferred program development costs                                     (280,026)        (2,075,540)
   Capital expenditures                                                   (528,581)          (413,731)
   Acquisitions, net of cash acquired and notes payable                 (3,148,471)                --
                                                                      ------------       ------------
   Net cash used for investing activities                               (3,957,078)        (2,489,271)

Cash flows from financing activities:
   Repayments under line of credit                                      (3,834,935)          (515,000)
   Borrowings under line of credit                                       3,809,935                 --
   Principal payments of long-term debt                                    (62,837)           (96,230)
   Issuance of common stock                                                223,603                 --
   Repurchase of common stock                                             (535,848)                --
   Employee stock ownership plan note collections                           76,500             76,500
                                                                      ------------       ------------
   Net cash used for financing activities                                 (323,582)          (534,730)
                                                                      ------------       ------------

Net decrease in cash                                                    (3,837,914)          (290,996)

Cash and cash equivalents at beginning of period                         4,885,672          2,697,566
                                                                      ------------       ------------

Cash and cash equivalents at end of period                            $  1,047,758       $  2,406,570
                                                                      ============       ============


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                                   (Unaudited)

1)  SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The condensed consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries Activ Training, Ltd ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), Turn-Key Training Technologies, Inc. ("Turn-Key"), ITC Canada Limited, and ComSkill Learning Centers, Inc. ("ComSkill"). Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentations. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 and 1996 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

b)  Revenues and Cost

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998, and has determined that there has been no material impact on revenue recognized in the first nine months of 1998 under these provisions. In October 1998, the AICPA voted to amend certain provisions of SOP 97-2 subject to final clearance by the Financial Accounting Standards Boards. The Company is currently analyzing the provisions of the proposed SOP; however, it doesn't expect the impact to be material.

Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues from off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on the percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

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

3)  ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                      September 30,       December 31,
                                                          1998                1997
                                                          ----                ----
Trade accounts receivable                              $ 3,361,684        $ 5,412,822
Current portion of long-term receivable (note 4)           864,881            909,575
Unbilled contract receivables                               80,399             98,162
Less allowance for doubtful accounts                      (366,524)          (254,728)
                                                       -----------        -----------
      Trade accounts receivable, net                     3,940,440          6,165,831
Other receivables                                              144              1,761
                                                       -----------        -----------
                                                       $ 3,940,584        $ 6,167,592
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


5)  NOTE RECEIVABLE

On November 20, 1997, the Company entered into a stock purchase agreement with Anderson Holdings, Inc., an investor group headed by a former employee of the Company, to sell all of the Company's stock in Anderson Soft-Teach in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products over the remainder of 1997 and all of 1998. Royalties earned by AST for sales of their products under this agreement are applied to the principal value of the note. As of September 30, 1998, the note's principal had been reduced by $158,703 for such royalties. Under the terms of the note, AST makes quarterly interest payments to ITC at an interest rate of 8% and will pay the remaining principal balance at the end of four years.

6)  ACQUISITIONS

On January 30, 1998, the Company invested US$1,000,000 in the stock of Mentor Networks Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States.

During the second quarter of 1998, ITC restructured the terms of its distribution agreement with Mentor. Certain terms of the agreement were revised, including the revenue sharing arrangement and extension of the agreement through June of 2001. In consideration, ITC issued Mentor a prepaid order totaling US$300,000 for product relating to pending third quarter 1998 sales which was subsequently written off in connection with Mentor being placed into Receivership. Additionally, the Company elected to forego its option to acquire the previously mentioned 12% ownership position.

On July 20, 1998, the Company was notified by Mentor that its secured lender, the Nova Scotia Business Development Corporation ("NSBDC") had placed Mentor into Receivership. ITC issued a Tender Offer for the assets of Mentor on August 19, 1998. The acquisition was consummated on September 25, 1998. ITC, through its wholly-owned subsidiary, ITC Canada Limited, acquired all of the assets of Mentor and its wholly-owned subsidiary, High Performance Group (Canada) Inc. ("HPG"). The assets included furniture, fixtures and computer equipment, software products developed or owned by Mentor and HPG, assignment of the leased premises in Halifax, Nova Scotia, the assignment of certain contractual commitments, and the assignment of all trade names, copyrights, patents and other intellectual property of both Mentor and HPG. The purchase price totaled CDN$3,000,000 (approximately US$1,981,000) and consisted of a cash payment CDN$1,000,000 (approximately US$661,000) and a five year promissory note bearing 8% interest payable to the NSBDC in the amount of CDN$2,000,000 (approximately US$1,320,000). Additionally, the Company agreed to pay the NSBDC up to CDN$1,600,000 (approximately US$1,058,000) in certain future royalty payments based on the ongoing performance of the Mentor assets. (The U.S. equivalent for all amounts shown are at then-current exchange rates.) ITC's Toronto-based sales and marketing office was combined with ITC Canada Limited. As a result of the acquisition, the Company recorded approximately US$2,827,000 of intangible assets primarily consisting of workforce investment, leasehold premises, customer base, contractual commitments, intellectual property rights and other intangible assets, including capitalized program development costs reclassified from ITC's original investment in Mentor of US$1,000,000. The intangible assets will be amortized over a period of three years.

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

On June 18, 1998, the Company acquired certain assets of iNEX Corporation ("iNEX") for cash and stock valued at $466,000. In exchange for its investment, ITC acquired iNEX's technology-based delivery platforms, intellectual property rights, content, certain other assets and ten employees. As a result of the acquisition, the Company recorded intangible assets of $374,000. These assets will be amortized over a period of ten years.

The following table sets forth proforma unaudited results of operations of the Company for the nine months ended September 30, 1998 and 1997, as if Mentor had been acquired January 1, 1997.

                                     Nine Months Ending    Nine Months Ending
                                        September 30,         September 30,
                                           1998                   1997
                                           ----                   ----
Net revenues                            $ 11,696,700          $ 16,663,445
                                        ============          ============
Net loss                                $ (6,477,264)         $ (4,487,081)
                                        ============          ============
Net loss per common share               $ (1.66)              $ (1.15)
                                        ============          ============


7)  LINE OF CREDIT

At September 30, 1998, the Company had no balance outstanding relating to its $3,000,000 and $250,000 revolving bank lines of credit, each of which bear interest at the bank's prime lending rate. Borrowings under the lines are collateralized by the Company's accounts receivable and inventory.


8)  LONG-TERM DEBT

Long-term debt consists of the following:               September 30,          December 31,
                                                            1998                   1997
                                                            ----                   ----
8.5% note payable to financial institution due in        $  437,163             $  500,000
monthly principal and interest installments of
$10,258 through December 2002, collateralized by
the assignment of interest in the shares of the
Company's common stock held by the ESOP,
accounts receivable, inventory and property and
equipment

8.0% note payable to Nova Scotia Business                 1,333,334                     --
Development Corporation due in monthly interest
installments (beginning October 31, 1998)
and quarterly principal installments (beginning
March 31, 1999), maturing in December 2003,
collateralized by the assignment of interest in
the working capital, fixed assets and intellectual
property of ITC Canada Limited.


Less amount classified as current                          (300,000)              (100,000)
                                                         ----------             ----------
                                                         $1,470,497             $  400,000
                                                         ==========             ==========

9)  COMPREHENSIVE INCOME (LOSS)

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

The components of comprehensive income, net of related tax, for the nine-month periods ending September 30, 1998 and 1997 are as follows:

                                                        September 30,          September 30,
                                                            1998                   1997
                                                            ----                   ----
Net loss                                                $ (3,914,236)          $ (1,447,092)
Foreign currency translation adjustment                      (31,108)               (45,044)
                                                        ------------           ------------
Comprehensive net loss                                  $ (3,945,344)          $ (1,492,136)
                                                        ============           ============


The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                        September 30,          December 31,
                                                            1998                   1997
                                                            ----                   ----
Cumulative foreign currency translation adjustment      $      1,581           $     32,689
                                                        ============           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of the risks set forth in the following discussion among others. These risks and uncertainties include, but are not limited to, the Company's ability to continue to expand its sales and marketing organization, the Company's ability to identify and acquire additional training courseware to add to its product portfolio and to negotiate favorable distribution agreements for these products, the Company's ability to successfully deploy its courseware over the Internet and corporate intranets, the Company's ability to control costs in relation to future revenues, obtain desired financial results in the near future, and the Company's ability to capitalize on market opportunities.

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


OVERVIEW

ITC Learning Corporation ("ITC" or the "Company") is a provider of self-directed multimedia learning solutions that improve employee skills in business, education and government. The Company's products, which include the largest library of interactive CD-ROM programs available today, have improved productivity in major corporations, government agencies and school systems across the United States. These products also enable local communities to open learning opportunities to the general public through the use of multimedia learning centers. The Company has a worldwide customer base of approximately 5,000 organizations.

During 1997, the Company embarked on a new strategy intended to position itself as a broad-based education and training integrator of an expanded line of multimedia training products. In addition to broadening its own courseware library, ITC began to seek strategic alliances with publishers of training software in the areas of customer service, leadership, financial skills and other "soft skills" training topics. International Data Corporation's August 1997 industry report estimates the training market at $60 billion.

During the first nine months of 1998, the Company continued to concentrate its efforts on product development and increasing its distribution capabilities. The Company completed development of its "Using the Internet" courseware product and began work on its web-enabled versions of Microsoft(R) Office suite of PC skills and Regulatory Compliance courseware library.

In an effort to increase its distribution capabilities, the Company made, and will continue to make, significant investments in its Business Alliance Partner ("BAP") program which is intended to increase both market coverage and bring additional industry knowledgeable resources to drive sales. The Company also invested in expanding its direct sales force and intends to triple its number of sales representatives and to continue the expansion of the BAP program in 1998. The Company currently has over 60 BAP's selling and distributing its portfolio of products.

In January 1998, the Company invested $1 million in the stock of Mentor Networks Inc. ("Mentor"). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor's products exclusively in the United States. Mentor, based in Nova Scotia, specialized in the development and distribution of interactive multimedia courseware. Mentor's product offerings include the Microsoft Office(R) suite of PC Skills training products and Professional Skills training products in the areas of customer service, telesales, collections, leadership training and human resources.

On July 20, 1998, the Company was notified by Mentor that its secured lender, the Nova Scotia Business Development Corporation ("NSBDC") had placed Mentor into Receivership. ITC issued a Tender Offer for the assets of Mentor on August 19, 1998. The acquisition was consummated on September 25, 1998. ITC, through its wholly-owned subsidiary, ITC Canada Limited, acquired all of the assets of Mentor and its wholly-owned subsidiary, High Performance Group (Canada) Inc. ("HPG"). The assets included furniture, fixtures and computer equipment, software products developed or owned by Mentor and HPG, assignment of the leased premises in Halifax, Nova Scotia, the assignment of certain contractual commitments, and the assignment of all trade names, copyrights, patents and other intellectual property of both Mentor and HPG. The purchase price totaled CDN$3,000,000 (approximately US$1,981,000) and consisted of a cash payment CDN$1,000,000 (approximately US$661,000) and a five year promissory note bearing 8% interest payable to the NSBDC in the amount of CDN$2,000,000 (approximately US$1,320,000). Additionally, the Company agreed to pay the NSBDC up to CDN$1,600,000 (approximately US$1,058,000) in certain future royalty payments based on the ongoing performance of the Mentor assets. (The U.S. equivalent for all amounts shown are at then-current exchange rates.) ITC's Toronto-based sales and marketing office was combined with ITC Canada Limited. As a result of the acquisition, the Company recorded approximately US$2,827,000 of intangible assets primarily consisting of workforce investment, leasehold premises, customer base, contractual commitments, intellectual property rights and other intangible assets, including capitalized program development costs reclassified from ITC's original investment in Mentor of US$1,000,000. The intangible assets will be amortized over a period of three years.

In March 1998, the Company acquired Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based training administration software. The purchase price for all of the outstanding common stock of Turn-Key was $700,000 in cash. ITC also agreed to employ the founder and president of Turn-Key, and paid him $600,000 cash and issued 100,000 shares of ITC common stock in consideration of his employment and certain extended non-competitive covenants. Turn-Key is located in Saugatuck, Michigan and operates as a wholly-owned subsidiary of ITC. Turn-Key's proprietary administration software, AdminSTAR(TM), provides customers with the capability for personal skills assessment, creation of individual development plans, management of the training process for corporate training departments, and a broad array of reporting capabilities. Turn-Key's customers included the Coca Cola Corporation, NASA, Shaw Industries, the U.S. Department of Defense (the Pentagon) and others. As a result of the acquisition, the Company recorded $1,795,000 of intangible assets consisting of goodwill and the non-competition agreement.

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

In July 1998, the Company established a partnership with NIIT (USA) Inc. ("NIIT") for distribution rights to a comprehensive library of over 250 Information Technology ("IT") courseware products. These IT product offerings provide ITC with an extensive high-quality curriculum for high-tech computer professionals in such topics as Microsoft Certified Software Engineer (MCSE), Oracle, Client/Server Computing, Java, Unix, C, C++, Windows NT, and many others. NIIT's products are currently available in a CD-ROM format and are expected to be web-enabled within the next six to nine months.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended September 30, 1998 totaled $4,054,000, as compared to $7,089,000 for the same period in 1997, representing a decrease of $3,035,000 or 43%. The decrease in revenues was primarily attributable to the inclusion of $1,282,000 of revenues generated by Anderson Soft-Teach ("AST") during the third quarter of 1997 and lower third quarter 1998 hardware revenues as compared to the same period in 1997. During the third quarter of 1998, ITC recorded $1,373,000 in hardware sales as compared to $2,552,000 recorded during 1997. The remaining decrease in revenues is due to lower multimedia courseware sales from the Company's principal markets. ITC sold AST during the fourth quarter of 1997.

Revenues for the nine months ending September 30, 1998 totaled $10,929,000 as compared to $16,299,000 for the same period in 1997, representing a decrease of $5,370,000 or 33%. The decrease in revenues is primarily attributable to the inclusion of $3,850,000 of revenues generated by AST during the first nine months of 1997 and lower 1998 hardware revenues as compared to 1997. Year to date hardware revenues have totaled $1,754,000 as compared to $3,176,000 recorded during the first nine months of 1997.

Cost of Sales and Gross Margin

Cost of sales includes the cost of materials (CD-ROMs and related packaging and documentation), hardware costs, royalties for the sale of third party products, sales commissions, dealer fees, and the amortization of capitalized product development costs. Total cost of sales for the third quarter of 1998 was $2,838,000, resulting in a gross margin of $1,216,000 or 30% of total revenues. This compares to cost of sales of $4,930,000 and gross margin of $2,158,000 or 30% of total revenues in the third quarter of 1997. The lower overall gross margin is largely the result of lower courseware sales for the third quarter of 1998 as compared to 1997.

For the first nine months of 1998, cost of sales totaled $6,566,000 resulting in a gross margin of $4,363,000 or 40% of total revenues. This compares to cost of sales of $9,212,000 and gross margin of $7,087,000 or 43% of sales for the first nine months of 1997. The decline in gross margin of $2,724,000 and the decline in gross margin percentage is primarily attributable to the courseware revenue shortfall but also reflects a change in the channel mix from direct sales to Business Alliance Partner (BAP) sales which carry a higher commission or dealer fee and increased sales of third party products which result in royalties ranging from 25% to 50% of courseware sales. The impact of the change in channel mix is expected to continue as the Company expands its BAP program and derives a greater portion of its revenue from dealer sales. While elements of ITC's product and channel mix will result in a lower gross margin return on sales, the Company believes they are critical to leveraging the Company's sales and marketing investment to achieve significant revenue growth.

Sales & Marketing, and General & Administrative Expense

Sales and marketing expense consists primarily of salaries of sales personnel and related overhead costs such as facilities, travel, advertising, marketing and promotional expenses. Sales and marketing expenses for the quarter ending September 30, 1998 totaled $1,644,000, as compared to $1,388,000 for the third quarter of 1997. The increase in selling related expenses of $256,000 or 18% reflects the increased investment in the Company's direct sales force, the cost of expanding the Company's BAP channels, and a focused investment in developing new marketing programs for the Company during the third quarter. Additionally, during the third quarter of 1998, the Company instituted a phase of cost reductions including the elimination of certain sales management positions. ITC expects to benefit from these cost reductions during the fourth quarter of 1998 and beyond.

For the first nine months of 1998, selling and marketing expenses totaled $4,369,000, as compared to $3,934,000 for the same period in 1997, representing an increase of $435,000, or 11%. The increase is primarily due to the Company's effort to expand its sales and marketing organization during 1998.

General and administrative expenses consist of the costs of researching new technologies and developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for the three months ending September 30, 1998 totaled $1,509,000, as compared to $1,276,000 incurred during the third quarter of 1997, representing an increase of $233,000 or 18%. The increase in overhead expenses is primarily the result of costs associated with the Company's acquisitions during 1998 and the addition of their respective overheads.

For the first nine months of 1998, general and administrative expenses totaled $4,479,000, as compared to $5,653,000 for the same period in 1997. The decrease of $1,174,000 or 21% is primarily due to tighter control of discretionary costs in response to the revenue shortfall and the overall shift from investment in infrastructure to sales and marketing.

Loss before income taxes and net loss

Operations for the third quarter of 1998 resulted in a pre-tax loss of $1,896,000, as compared to a pre-tax loss of $291,000 for the same period in 1997. The resulting net loss of $1,896,000 or $0.48 per share compares with a net loss of $243,000 or $0.06 per share in the third quarter of 1997. The higher pre-tax loss for the third quarter of 1998 is primarily due to the lower courseware sales as compared to the same period in 1997.

For the nine months ending September 30, 1998, the Company experienced a loss before taxes of $4,137,000 and a net loss of $3,914,000 or $1.00 per share. This compares with a pre-tax loss of $2,163,000 and net loss of $1,447,000 or $0.37 per share for the first nine months of 1997. The higher net loss for 1998 is the result of a pre-tax loss which was higher than last year by $1,974,000 and a reduced net income tax benefit of $493,000 relative to last year. The higher pre-tax loss is the result of the gross margin shortfall of $2,724,000, partially offset by lower and more focused levels of selling, general and administrative expense.

Cash Flow, Liquidity and Capital Resources

Working capital as of September 30, 1998 was $1,406,000, as compared to $7,344,000 at December 31, 1997. The decrease of $5,938,000 or 81% is principally due to investments of cash made to acquire Turn-Key Training Technologies, Inc. ("Turn-Key"), the assets of iNEX Corporation ("iNEX"), the assets of Mentor Networks Inc. ("Mentor"), and cash used to repurchase the Company's common stock. The total cash outlay for these transactions was $3,684,000. The remaining reduction in working capital is the result of the higher year-to-date operating loss and normal changes in working capital accounts.

Net cash provided by operations was $443,000 for the first nine months of 1998, as compared to $2,733,000 generated for the same period in 1997. The difference of $2,290,000 is primarily attributable to the increased net loss experienced in 1998, as compared to 1997. The net inflow of cash from operations is primarily due to non-cash changes totaling $1,875,000, a decrease in accounts receivable of $2,963,000 and an increase in accounts payable of $1,119,000. These are partially offset by the effect of decreases in other current liabilities totaling $1,600,000.

The increased level of accounts payable is primarily due to costs associated with the Company's September 1998 hardware sales.

Net cash used in investing activities for the first nine months of 1998 totaled $3,957,000, as compared to $2,489,000 for the same period in 1997. Principal investing activities for the first nine months of 1998 were the acquisitions of Turn-Key, iNEX, and Mentor. Amounts capitalized for the development of new courseware programs were $280,000 for the first nine months of 1998, as compared to $2,076,000 in 1997, reflecting the Company's shift in strategy from solely publishing courseware to marketing third party courseware products in addition to the Company's own products. Capital expenditures, principally the purchase of computer equipment and software for new sales personnel and investments in product development equipment and software, were $529,000 in 1998 as compared with $414,000 in 1997.

Net cash used in financing activities was $324,000 for the nine months ending September 30, 1998, as compared to $535,000 in 1997. The major outflow of cash associated with financing activities was the repurchase of approximately 130,000 shares of the Company's common stock to fund the Company's Employee Stock Ownership Plan ("ESOP"). Approximately 17,000 of these shares were repurchased on the open market and the remainder through a private transaction. The stock repurchase transactions used approximately $536,000 in cash.

Management believes that the cash generated from operations combined with the Company's existing resources and available lines of credit are adequate to meet ITC's working capital needs and other financing requirements for the remainder of 1998. Management is currently evaluating and pursuing various options to strengthen the Company's capital resources through a combination of profitable operations, strategic partnerships and capital infusion for 1999.


SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998 and has determined that there is no material impact on revenue recognized in the first nine months of 1998 under these provisions. In October 1998, the AICPA voted to amend certain provisions of SOP97-2 subject to final clearance by the Financial Accounting Standards Boards. The Company is currently analyzing the provisions of the proposed SOP; however, it doesn't expect the impact to be material.


IMPLICATIONS OF THE YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's courseware products, hardware, or software packages that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's courseware could result in an impairment of revenue recognition due to significant future obligations, impairment of future sales of the Company's products, or potential product liability. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse affect on the Company.

The Company began an assessment of the implications of the Year 2000 Issue during late 1997. Based on the assessment, the Company presently believes that with modification or replacement of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all software and hardware systems that could be significantly affected by the Year 2000. Based on these assessments, current versions of the Company's administrative courseware products and the majority of the Company's operational software applications have been determined to be Year 2000 compliant, and require no remediation. Versions of the Company's legacy products, primarily analog-laserdisc delivered products, are not Year 2000 compliant. This is primarily due to the authoring language that the products were developed in as well as the operating systems and computer equipment that delivered the laserdisc training programs. The Company does not plan to modify the analog-laserdisc product to become Year 2000 compliant. Any impact of Year 2000 compliance associated with laserdisc products is not expected to be material. Courseware and operating applications that were found to be non-compliant are currently being reprogrammed or replaced. While initial assessments of Year 2000 implications are substantially complete, the Company plans to continually re-assess each of its courseware products and its operational software applications to insure compliance with the Year 2000 Issue. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors, and subcontractors and continues to monitor their compliance.

The Company has and will continue to utilize both internal and external resources during the testing and implementation phases of its Year 2000 plan. The testing and implementation phases of the Company's Year 2000 plan are currently focused on courseware products and operational software applications that have been determined to be Year 2000 compliant.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      See attached Exhibit Index.

(b)   Reports on Form 8-K

      On September 29, 1998, the Company filed a report on Form 8-K relating to the acquisition of the assets of Mentor Networks Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
      (Registrant)






BY          /s/Carl D. Stevens                         DATE       11/12/98
     ---------------------------------------------            ---------------
     Carl D. Stevens
     President and Chief Executive Officer




BY          /s/Christopher E. Mack                     DATE       11/12/98
     ---------------------------------------------            ---------------
     Christopher E. Mack
     Vice President, Treasurer, and Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
        NO.                                      DESCRIPTION
--------------------------------------------------------------------------------------------------
        2.1          Assignment of Rights Under Offer from ITC Learning Corporation to ITC
                     Canada Limited dated September 1, 1998, incorporated by reference to the
                     Company's Form 8-K filed September 29, 1998 with the Securities and
                     Exchange Commission ("SEC") (Commission File No. 0-13741).

        2.2          Receiver's Bill of Sale from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form
                     8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        2.3          Assignment of Lease from Grant Thornton Limited to ITC Canada Limited dated
                     September 16, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        2.4          Assignments of Courseware from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form
                     8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        2.5          Assignments of Intellectual Property Rights from Grant Thornton Limited to
                     ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission
                     File No. 0-13741).

        2.6          Assignment of Trademarks from Grant Thornton Limited to ITC Canada Limited dated September 23, 1998, incorporated by reference to the Company's Form
                     8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        2.7          Principal Agreement between ITC Canada Limited and Nova Scotia Business
                     Development Corporation dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission
                     File No. 0-13741).

        2.8          Promissory Note in the Amount of Cdn. $2,000,000 Executed by ITC Canada
                     Limited dated September 16, 1998, incorporated by reference to the Company's
                     Form 8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        2.9          Demand Debenture between ITC Canada Limited and Nova Scotia Business
                     Development Corporation dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission
                     File No. 0-13741).

       2.10          Debenture Pledge Agreement in the Amount of Cdn. $3,600,000 between ITC
                     Canada Limited and Nova Scotia Business Development Corporation dated
                     September 18, 1998, incorporated by reference to the Company's Form 8-K filed
                     September 29, 1998 with the SEC (Commission File No. 0-13741).

       2.11          General Security Agreement between ITC Canada Limited and Nova Scotia
                     Business Development Corporation dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC
                     (Commission File No. 0-13741).

       2.12          Guarantee of Obligation by ITC Learning Corporation dated September 22, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

       2.13          Agreement between ITC Learning Corporation and Nova Scotia Business
                     Development Corporation dated September 22, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission
                     File No. 0-13741).

       2.14          Royalty Agreement among ITC Canada Limited, ITC Learning Corporation and
                     Grant Thornton Limited dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission
                     File No. 0-13741).

       2.15          Inter-Lender Agreement among ITC Canada Limited, Nova Scotia Business
                     Development Corporation and Wachovia Bank, N.A. dated September 23, 1998, incorporated by reference to the Company's Form 8-K filed September 29, 1998 with the SEC (Commission File No. 0-13741).

        3.1          Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996 and Exhibit
                     3.3 to the Company's 10-QSB for the quarter ended June 30, 1997, filed with the SEC (Commission File No. 0-13741).

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

       27.1          Financial Data Schedule