Form 10KSB
period 1998-12-31
ITC LEARNING CORP
filed 1999-03-24
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   (MARK ONE)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                  December 31, 1998

       [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

                         Commission File Number 0-13741

                            ITC LEARNING CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

               MARYLAND                                        52-1078263
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

     13515 DULLES TECHNOLOGY DRIVE
        HERNDON, VIRGINIA 20171                                   20171
        -----------------------                                   -----
  (Address of principal executive offices)                       (Zip Code)

                                 (703) 713-3335
                                 --------------
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

        None                                               None
        ----                                               ----
(Title of each Class)                             (Name of each exchange
                                                   on which registered)

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.10 PAR VALUE
                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998 were $18,426,151. Aggregate market value of voting stock held by non-affiliates and outstanding at February 25, 1999 was $17,547,695. Amount was computed using the average bid and ask price as of February 25, 1999, which was $5.06. As of February 25, 1999 3,958,245 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): [ ]  Yes      [X]  No

                            ITC LEARNING CORPORATION

                                   FORM 10-KSB

                                      INDEX


                                                    PART I                                           PAGE
                                                                                                     ----
Item 1.           Description of Business..............................................................1

Item 2.           Description of Properties............................................................4

Item 3.           Legal Proceedings ...................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders .................................5



                                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.............................6

Item 6.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................6

Item 7.           Financial Statements................................................................11

Item 8.           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............................................34



                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...............................35

Item 10.          Executive Compensation..............................................................36

Item 11.          Security Ownership of Certain Beneficial Owners and Management......................36

Item 12.          Certain Relationships and Related Transactions......................................37

Item 13.          Exhibits and Reports on Form 8-K....................................................37

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Development of Business

     ITC Learning Corporation ("ITC" or the "Company") develops, markets and sells multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. ITC was incorporated under the laws of the State of Maryland on January 28, 1977. The Company's training solutions include a state-of-the-art training management system, approximately 600 training titles, CD-ROM, Internet, intranet and videotape delivery capabilities and customer support services. The Company's portfolio of products is one of the largest libraries of interactive CD-ROM and technology-delivered training programs available today, having improved productivity in major corporations, government agencies and school systems across the United States. ITC's training programs combine full-motion video, audio, animation, graphics, and text into a single learning presentation. The Company has a worldwide customer base of approximately 5,000.

     As one of many organizations in a $60 billion training market, according to International Data Corporation's 1997 Report, ITC embarked on a strategy to position itself as a broad-based education and training solution provider to organizations worldwide. Over the past 20 years, ITC had been primarily focused on a single market, Process and Manufacturing training. While Process and Manufacturing training opportunities have proven beneficial to ITC, the Company realized in order to capitalize on growth in the training and education market, it needed to expand and enhance its core competencies. The components of ITC's new strategy include the following:

     -  Training and courseware management system
     -  Expanded portfolio of products
     -  Multiple delivery platforms
     -  Support services for customers
     -  Increased distribution capabilities


Training and Courseware Management System

     On March 25, 1998, the Company acquired Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based administrative software. Turn-Key's proprietary administrative software program, AdminSTAR(TM), provides organizations with the ability to manage all aspects of a training environment, including skills assessment, creation of individual or group development plans, scheduling of training, facilities and equipment, and tracking of student performance, as well as a wide variety of management and reporting tools required by corporate training executives. As a result of the acquisition, ITC retained Phillip Camillo, Turn-Key's founder and president, as well as the development and sales support staff.

     During the first quarter of 1999, the Company released AdminSTAR 5.0, the latest version of AdminSTAR, which incorporates many of the fundamental features and characteristics of previous versions, while adding some additional functionality. AdminSTAR 5.0 provides organizations with the ability to link overall corporate goals with the relevant skills of the organization, to assess the organization's ability to meet those goals in relation to current skills of its workforce, and to administer and track results-based training necessary to achieve its goals.

     In March of 1999, the Company plans to release STARLEARNER(TM), a member of the AdminSTAR family. STARLEARNER provides learners with the ability to access their training management system via the Internet, intranet or local area network, obtain corporate or departmental business updates, perform skill surveys, review and edit their individual development plans, and enroll into training activities. Additionally, through an arrangement with Macromedia, Inc. using its courseware management tool, Pathware(TM), STARLEARNER can now launch and track independent third party vendor courseware, making STARLEARNER one of the most complete and sophisticated training management systems available today.

Expanded Portfolio of Products

     Since the Company was established in 1977, ITC has developed over 350 multimedia training titles. Given the exponential growth that the training market is currently experiencing, and in order to service its customers' ongoing needs, the Company expanded its product offerings.

     In July of 1998, the Company partnered with NIIT (USA) Inc., a subsidiary of NIIT, Ltd., for distribution rights to a comprehensive library of over 250 Information Technology ("IT") training products. The library of products include such topics as Microsoft Certified Software Engineer (MCSE), client/server computing, Java, Unix, C, C++, and Windows NT. The IT products are delivered in a CD-ROM networkable format and are currently being converted to an Internet delivered platform by NIIT. As of February 1999, over 30 IT courses were available via the Internet. These product offerings provide ITC with an extensive high-quality curriculum for the high-tech computer professional who is searching for Microsoft certification and high-end technical programming skills.

     On September 25, 1998, ITC, through its wholly-owned subsidiary, ITC Canada Ltd., acquired certain assets of Mentor Networks Inc. ("Mentor"). As a result of the acquisition, ITC acquired additional courseware consisting of Microsoft(R) Office PC Skills training products, as well as soft-skills training products which focus on training organizations in the areas of customer service, telesales, collections, leadership and human resources. In addition to the new portfolio of products, ITC also acquired Mentor's software development team which further expands its development capabilities.

Multiple Delivery Platforms

     In June 1998, the Company acquired certain assets of iNEX Corporation ("iNEX") in order to expand its delivery platform capabilities. iNEX, an on-line training company, created interactive software and systems enabling organizations to improve employee performance via the Internet and corporate intranets. Learners are able to access course modules similar to those delivered via CD-ROM and to experience interactive learning and assessment applications that deliver graphics, animation, and multimedia streaming. Customers access the training courseware and training applications with Java(TM) enabled browsers such as Netscape Navigator(TM) or Microsoft Internet Explorer(TM).

     ITC's development team, with staff located in Saugatuck, Michigan, Halifax, Nova Scotia, and Herndon, Virginia, now totals approximately 45 employees and is primarily focused on the design, development and production of new training courses, as well as the conversion of existing courseware to a Web-based format. In February of 1999, the Company released a Web-based version of its Regulatory Compliance library. The comprehensive library of regulatory training titles that meet OSHA compliance requirements include topics such as Hazardous Communications, Confined Space Entry, Respiratory Protection, and Ergonomics. With the release of the Web-based regulatory titles, ITC now offers its customers over 45 training titles that can be accessed via the Internet or corporate intranets. During 1999, the Company plans to continue its development efforts by developing new training titles as well as continuing to convert existing courseware to a Web-based format.

Support Services for Customers

     The Company views support services for customers as an integral part of its corporate strategy. The Company offers a wide variety of support services to its customers. Such services include telephone support, implementation services, facility or training center management, installation services and training consultation. Additionally, with the Company's expanded development capabilities, ITC provides customers with custom courseware development, if required. Customers are now requiring training companies to be full-service training consultants when it comes to addressing their needs. ITC believes it has the breadth of products and services necessary to meet customer training solution requirements. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

Increased Distribution Capabilities

     During 1998, the Company increased its distribution capabilities. The Company made significant investments in its Business Alliance Partner ("BAP") program which is intended to increase market coverage and bring additional industry knowledgeable resources to increase sales. ITC currently has over sixty BAPs selling and distributing its portfolio of products. During 1998, the Company also invested in expanding its direct sales force by tripling its number of sales representatives. These sales representatives, who are geographically based, work closely with the BAPs to further increase market coverage.

Description of Business

     ITC is an education and training solutions integrator specializing in the development, production, marketing and sale of multimedia and technology-based training courseware for corporate, educational and governmental organizations. ITC courseware uses the power of full-motion video, audio and text as a learning tool on a personal computer ("PC") platform. These courses combine high quality video and sound with the PC's capability for graphics and automatic recordkeeping. Standard multimedia platforms for ITC products include both AVI and MPEG CD-ROM digital video format. In addition, the Company offers certain training products that can be delivered via a corporate intranet or the Internet. The majority of the Company's multimedia products are sold under the Company's registered trademark ACTIV(R). These products are focused in five primary areas, as represented by the five ACTIV(R) Learning Libraries: the "ACTIV(R) PC Skills Learning Library," the "ACTIV(R) Regulatory Compliance Training Library," the "ACTIV(R) Basic Skills Learning Library," the "ACTIV(R) Technical Skills Learning Library," and the "ACTIV(R) INVOLVE(R) Instrumentation Learning Library." The Company also distributes products under the trademarks Desktop Coach(TM) and AdminSTAR(TM). The Company distributes its IT training products through a distribution agreement with NIIT (USA) Inc.

     The Company operates in four reportable segments: U.S., Canada, Australia, and the United Kingdom. The Company's segments are managed separately due to differences in operating environments, customer base and technological capacity. See footnote 12 to the consolidated financial statements - Segment Information.

     Distribution of the Company's products in each of its segments is managed through a number of channels. Primarily, the Company employs a direct salesforce which is responsible for sales of the Company's training solutions throughout the U.S., Canada, Australia and the United Kingdom, with the exception of those territories which have been licensed to certain resellers as exclusive territories for distribution of its products. In certain other U.S. and foreign markets, the Company uses its Business Alliance Partners to distribute its products.

     All of the Company's internally developed or acquired training programs are proprietary and are protected by copyright. The Company's libraries include approximately 600 training programs, of which 350 were developed by the Company. Certain of the Company's "Basic Skills" and "Technical Skills" products are owned by limited partnerships in which the Company acts as a general partner; in some cases, the Company also participates as a limited partner.

     In addition to selling multimedia training courseware, the Company sells related hardware products. The Company uses many IBM compatible hardware systems for the delivery of its products. In addition to being an authorized IBM Industry Remarketer and a Value Added Reseller, the Company utilizes the products of Compaq, Hewlett Packard, Gateway 2000, DELL and other computer hardware manufacturers. Such hardware is integrated with ITC's courseware to provide a full-service solution to meet the training needs of ITC's customers.

     No customer accounted for more than 10% of consolidated net courseware sales in 1998 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or several of which would have a materially adverse effect on the Company.

     All materials used in the Company's products are available from numerous sources of supply. The Company does not foresee any shortage of such materials. Furthermore, ITC does not believe the loss of any single supplier would have a material adverse effect on its results of operations or financial position.

Competition

     The education and training market is highly fragmented, with no single institution or company holding a dominant share. These companies include providers of traditional instructor-led training, multimedia developers and sellers, textbook publishers and others. Currently, there are several developers of interactive multimedia training products, and management believes the number of these companies will continue to increase. Some of these are larger and have greater resources than ITC, while others offer only specialized training materials.

     The Company believes its expanded portfolio of products, increased delivery capabilities, and increased distribution channels combined with its ability to effectively manage and administer an education and training environment, has positioned the Company to successfully compete in the growing education and training market. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.


Employees

     At December 31, 1998, the Company and its subsidiaries employed a total of 143 people, all of whom are full-time. This represents an increase of 69 employees since December 31, 1997, due primarily to acquisitions that occurred during 1998. The Company utilizes free-lance and temporary personnel who are familiar with ITC's development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTIES

     All ITC properties are leased by the Company. The table below sets forth certain information regarding these facilities as of December 31, 1998.

                                                                                               Approximate
Location                                                                                     Square Footage
-----------------------------------------------------------------------------------------------------------
Herndon, VA(1).................................................................................   26,225
Atlanta, GA....................................................................................    3,405
Saugatuck, MI..................................................................................    1,400
Halifax, Nova Scotia...........................................................................   19,356
Toronto, Ontario...............................................................................    1,800
Bedford, England...............................................................................    3,935
Melbourne, Australia...........................................................................      225
Sydney, Australia..............................................................................      384
-----------------------------------------------------------------------------------------------------------

(1)  Corporate headquarters/and support.

     The Company believes its facilities are suitable, adequate and well utilized. The Company's leased premises consist of commercial office space, warehouse, and production.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders since the May 1998 Annual Meeting of Stockholders.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock is traded on the NASDAQ Stock Market, Inc., National Market System (NMS), under the symbol ITCC.

     The following table states the high and low quotation information by quarter for the Company's common stock based on actual trading, as reported by NASDAQ/NMS.

     1997:                                                                             High       Low
     -----                                                                             ----       ---
         First Quarter................................................................$6.25     $4.00
         Second Quarter............................................................... 6.00      4.00
         Third Quarter................................................................ 5.63      4.56
         Fourth Quarter............................................................... 5.25      3.63
     1998:
     -----
         First Quarter................................................................ 5.30      3.63
         Second Quarter............................................................... 8.25      4.75
         Third Quarter................................................................ 7.50      2.50
         Fourth Quarter............................................................... 4.63      2.75


Holders

     As of December 31, 1998, there were 1,008 holders of record of the Company's common stock, the Company's only class of stock.

Dividends

     Stockholders of the Company's common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Revenues

     During 1998, total revenues for ITC were $18,426,000 as compared to $25,582,000 in 1997, representing a decrease of $7,156,000 or 28%. Courseware revenues, which includes sales of off-the-shelf courseware, custom courseware and consulting services, fees, royalties and videotape training products, totaled $14,134,000, as compared to $18,720,000 in 1997, representing a decrease of $4,586,000 or 24%. Revenues from the sales of hardware systems totaled $4,293,000 in 1998 as compared to $6,862,000 in 1997, representing a decrease of $2,569,000 or 37%.

     The decrease in courseware revenues for 1998 as compared to 1997 was primarily attributable to the inclusion of revenues generated by Anderson Soft-Teach ("AST") during 1997. Revenues generated by AST during 1997 totaled $4,346,000. ITC sold AST during the fourth quarter of 1997. The remaining decrease in courseware revenue is due to lower multimedia courseware sales from the Company's principal markets.

     The lower hardware revenues in 1998 as compared to 1997 were primarily due to an award of a $5.8 million contract with the DeKalb County (Ga.) Board of Education to supply in excess of 3,000 personal computers and laptops to the school district during 1997.

Cost of Sales and Gross Margin

     Cost of sales for 1998, which includes courseware and hardware costs, totaled $11,133,000 resulting in a gross margin of $7,293,000 or 40% of total revenues, as compared to cost of sales of $16,202,000 and gross margin of $9,380,000 or 37% of total revenues in 1997. Excluding revenue and costs associated with hardware sales, courseware gross margin in 1998 totaled $6,956,000 or 49% as compared to $9,066,000 or 48% in 1997, a decrease of
$2,110,000 and an increase in gross margin percentage of 1%. The decrease in gross margin is principally due to the 1998 courseware revenue shortfall.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $11,509,000 for 1998 as compared to $12,038,000 for 1997, representing a decrease of $529,000 or 4%.

     Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for 1998 totaled $6,299,000, as compared to $4,936,000 for 1997. Selling expenses related to AST for 1997 were $1,670,000. The increase in selling expenses, net of AST selling expenses, was $3,033,000 or 93% which reflects the increased investment in the Company's direct sales force, the cost of expanding the Company's BAP channels, and focused investment in developing new marketing programs during 1998.

     General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for 1998 as compared to 1997 were $5,210,000 and $7,102,000, respectively. General and administrative expenses related to AST for 1997 were $1,348,000. The decrease in general and administrative expenses, net of AST general and administrative expenses, was $544,000 or 9% which is indicative of management's commitment to tighter control of discretionary costs in response to the 1998 revenue shortfall, and an overall shift from investment in infrastructure to sales and marketing.

Gain on Sale of Subsidiary

     On November 20, 1997 the Company sold all of the stock of its AST subsidiary to an investor group for $4,000,000 in cash, a promissory note in the amount of $950,000 and forgiveness of AST's intercompany debt to ITC. The Company realized a pre-tax gain of approximately $732,000 for 1997, after deducting the carrying value of its investment in AST and its costs of divestiture from the proceeds realized on the sale.

     ITC acquired AST in December of 1996 for approximately $5,800,000 in cash and stock. At the end of 1996, ITC recorded a charge of $2,500,000 associated with the purchase price, representing the value of acquired in-process research and development. When taking into consideration both the acquisition in 1996 and the sale in 1997, the Company incurred a loss on its investment in AST of approximately $1,800,000.

Income Taxes

     The Company recognized a net income tax benefit of $233,000 during 1998, which was the result of a reduction in the Company's international tax liability from 1997. The Company recorded no income tax benefit during 1997.

Net Loss

     During 1998, the Company experienced a loss before income taxes of $4,026,000 and a net loss of $3,793,000 or $0.99 per share. This compares to a loss before income taxes and a net loss of $1,433,000 in 1997. The higher pre-tax loss in 1998 of $2,593,000 is the result of lower courseware sales and the resulting shortfall in gross margin of $2,087,000, higher interest expense of $294,000 and the exclusion of $732,000 of gain associated with the sale of AST, all of which was partially offset by lower general and administrative expenses of $544,000.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1998 was $1,799,000 as compared to $7,344,000 at December 31, 1997, a decrease of $5,545,000 or 76%. The decrease is primarily due to investments made using cash to acquire Turn-Key, certain assets of iNEX, certain assets of Mentor, and cash used to repurchase a portion of the Company's common stock. The total cash outlay for these transactions was $3,304,000, net of cash acquired and acquired notes payable. The remaining reduction in working capital was the result of a higher net loss for 1998 as compared to 1997, and normal changes in working capital accounts.

     Cash used for operating activities totaled $63,000 during 1998, as compared to cash provided by operating activities of $2,017,000 in 1997, a decrease of $2,080,000 or 103%. The decrease is principally due to the larger net loss incurred in 1998, as compared to 1997.

     Net cash used for investing activities during 1998 totaled $4,883,000 as compared to net cash provided by investing activities of $715,000 in 1997. The total decrease of $5,598,000 from 1997 is due to the aforementioned acquisitions of Turn-Key, certain assets of iNEX, and certain assets of Mentor, partially offset by lower overall capital expenditures of $854,000 and the exclusion of the cash provided by the 1997 sale of AST of $3,149,000.

     Net cash provided by financing activities totaled $327,000 in 1998 as compared to $544,000 of net cash used for financing activities during 1997. The total increase of $871,000 is principally due to net borrowings under the Company's existing line of credit of $622,000 and proceeds received from the exercise of common stock options totaling $224,000. The line of credit balance at December 31, 1998 is $647,000 and permits the Company to borrow up to $3,000,000 under certain conditions. The line of credit matures at June 30, 1999 and the Company has historically been able to renew the borrowing for an additional one year term.

     The Company experienced adverse results of operations during 1998 principally attributable to costs and diversion of management's time associated with the Company's extensive restructuring efforts and three acquisitions completed during the year. The Company believes that its existing cash, the anticipated cash flows from 1999 operations and borrowings available on the line of credit should provide sufficient resources to fund its activities in 1999. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products, new products launched in 1999 and products resulting from its 1998 acquisitions. Achievement of these objectives is subject to various risk factors related to, among other thing: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; successful integration of businesses acquired during 1998, and the Company's ability to control costs in relation to future revenues. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of recent acquisitions, the introduction of new products including AdminSTAR 5.0 in 1999, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as public or private offerings of equity or debt securities; expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

SOFTWARE REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998 and has determined that there is no material impact on revenue recognized in 1998 under these provisions.

     In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 for the Company, and amends the method of revenue recognition in some circumstances. The Company does not anticipate that the adoption of the SOP will have a significant effect in its results of operations or financial position.


IMPLICATIONS OF YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal or external hardware or software packages that have time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Similar failures in the Company's courseware could result in an impairment of revenue recognition due to significant future obligations, impairment of future sales of the Company's products, or potential product liability. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse affect on the Company.

     The Company began an assessment of the implications of the Year 2000 issue during late 1997. The Company appointed a Y2K readiness team, which meets periodically to assess Y2K trends and developments. The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. Management estimates the total costs to mitigate the Company's Y2K exposure will range from $200,000 to $400,000, of which $125,000 has been incurred to date. The Company has substantially completed its assessment of all software and hardware systems that could be significantly impacted by the Year 2000. Based on these assessments, current versions of the Company's administrative and courseware products and the majority of the Company's operational software applications have been determined to be Year 2000 compliant, and require no remediation. Versions of the Company's legacy products, which are analog-laserdisc delivered products, are not Year 2000 compliant. This is primarily due to the authoring language that the products were developed in as well as the operating systems and computer equipment that delivered the laserdisc training programs. The Company does not plan to modify the analog-laserdisc product to become Year 2000 compliant. The Company ceased sales and marketing efforts of the analog-laserdisc products in 1996; therefore, any impact on results of operations or financial position is not expected to be material. Courseware and operating applications that were found to be non-compliant are currently being reprogrammed or replaced. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors, and subcontractors and continues to monitor their compliance.

     The most reasonably likely worst case scenario, relating to Y2K compliance, would be failure of the Company's courseware products and its internal operating infrastructure. Failure of the Company's courseware products as a result of the Y2K bug, would require the Company to incur significant remediation costs and could potentially result in significant litigation costs, both which would have a material negative impact on the Company's results of operations and financial position. Failure of the Company's operating infrastructure would cause a significant disruption in the Company's ability to process transactions, fulfill orders, support customers and administer its business.

     The Company has and will continue to utilize both internal and external resources during the testing and implementation phases of its Year 2000 plan. The testing and implementation phases of the Company's Year 2000 plan are currently focused on courseware products and operational software applications.

     The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-looking Statements

     Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Risk Factors

     The Company experienced adverse results of operations during 1998 principally attributable to costs and diversion of management's time associated with the Company's extensive restructuring efforts and three acquisitions completed during the year. The Company believes that its existing cash, the anticipated cash flows from 1999 operations and borrowings available on the line of credit should provide sufficient resources to fund its activities in 1999. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products, new products launched in 1999 and products resulting from its 1998 acquisitions. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; successful integration of businesses acquired during 1998, and the Company's ability to control costs in relation to future revenues. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of recent acquisitions, the introduction of new products including AdminSTAR 5.0 in 1999, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as public or private offerings of equity or debt securities; expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

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

ITEM 7.       FINANCIAL STATEMENTS


       INDEX                                                                                     PAGE
--------------------------------------------------------------------------------------------------------------

Report of Independent Auditors...............................................................     12

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1997...................................................................     13

Consolidated Balance Sheets as of December 31, 1998 and 1997.................................  14-15

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1998 and 1997.............................................................     16

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997...................................................................     17

Notes to Consolidated Financial Statements...................................................  18-34

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
ITC Learning Corporation

     We have audited the accompanying consolidated balance sheets of ITC Learning Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC Learning Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Washington, D.C.                                               Ernst & Young LLP
February 26, 1999

                            ITC LEARNING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                               1998               1997
                                                                               ----               ----
Revenues, net:
     Courseware......................................................    $  14,133,634       $  18,720,292
     Hardware .......................................................        4,292,517           6,861,861
                                                                         -------------    ----------------
         Total revenues, net (note 3)................................       18,426,151          25,582,153

Costs and expenses:
     Courseware cost of sales........................................        7,177,634           9,654,736
     Hardware cost of sales..........................................        3,955,167           6,547,324
     Selling, general and administrative expenses....................       11,509,268          12,038,439
     Equity in earnings of affiliates................................         (208,031)           (288,129)
                                                                         -------------       -------------
         Total costs and expenses....................................       22,434,038          27,952,370

Gain on sale of subsidiary (note 8)..................................          --                  732,238
                                                                         -------------       -------------

Loss before interest and income tax benefit..........................       (4,007,887)         (1,637,979)

Interest income......................................................          280,045             208,771
Interest expense.....................................................         (297,863)             (4,120)
                                                                         -------------       -------------

Loss before income tax benefit.......................................       (4,025,705)         (1,433,328)

Income tax benefit (note 7)..........................................          232,663             --
                                                                         -------------       -------------

Net loss ............................................................    $  (3,793,042)      $  (1,433,328)
                                                                         =============       =============

Net loss per common share, basic and diluted (note 1)................    $       (0.99)      $       (0.37)
                                                                         =============       =============


Weighted average number of shares outstanding........................        3,845,333           3,885,462
                                                                         =============       =============










          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS



                                                                               1998               1997
                                                                               ----               ----
Current assets:
     Cash and cash equivalents.......................................    $     267,045       $   4,885,672
     Accounts receivable, net (notes 2, 4 and 5).....................        5,992,902           6,167,592
     Due from affiliates (note 3)....................................          117,023              33,092
     Inventories, net of reserve of $0 and $199,809
         at December 31, 1998 and 1997,
         respectively (notes 4 and 5)................................          588,971             357,374
     Prepaid expenses................................................          136,730             123,042
     Income taxes receivable (note 7)................................          279,747             175,206
     Other current assets............................................            --                 11,912
                                                                         -------------       -------------
         Total current assets........................................        7,382,418          11,753,890

Long-term receivable (notes 2, 4 and 5)..............................            --                836,882

Note receivable (note 8).............................................          753,420             922,940

Property and equipment (note 5):
     Video and computer equipment....................................        2,162,078           1,336,735
     Furniture and fixtures..........................................          206,313             125,259
     Leasehold improvements..........................................           35,092              21,313
                                                                         -------------       -------------
                                                                             2,403,483           1,483,307
     Less accumulated depreciation and amortization..................       (1,354,854)           (802,989)
                                                                         -------------       -------------
         Net property and equipment..................................        1,048,629             680,318

Capitalized program development costs, net of accumulated
     amortization of $3,666,097 and $1,847,481
     at December 31, 1998 and 1997,
     respectively....................................................        5,393,182           3,947,086
Intangible assets, net of accumulated amortization of
     $1,061,993 and $676,111 at December 31, 1998
     and 1997, respectively (note 8).................................        4,060,150           1,631,299
Other ...............................................................            8,966              12,340
                                                                         -------------       -------------

     Total assets....................................................    $  18,646,765       $  19,784,755
                                                                         =============       =============




          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               1998               1997
                                                                               ----               ----
Current liabilities:
     Line of credit (note 4).........................................    $     647,000       $       --
     Current installments of long-term debt (note 5).................          287,283             100,000
     Accounts payable................................................        1,973,004             740,353
     Due to affiliates (note 3)......................................          314,247             293,561
     Accrued compensation and benefits...............................          281,234           1,281,691
     Deferred revenues...............................................          420,005             422,787
     Other accrued expenses..........................................        1,650,980           1,236,012
     Income taxes payable (note 7)...................................           10,161             335,102
                                                                         -------------       -------------
         Total current liabilities...................................        5,583,914           4,409,506



Deferred lease obligations...........................................           25,511              60,296
Long-term debt (note 5)..............................................        1,439,216             400,000
                                                                         -------------       -------------
         Total liabilities...........................................        7,048,641           4,869,802



Stockholders' equity (notes 5, 6, 8, and 10):
     Common stock, $0.10 par value, 12,000,000 shares
         authorized; 3,958,245 and 3,897,074 shares
         issued and outstanding in 1998 and
         1997, respectively..........................................          395,826             389,708
     Additional capital..............................................       16,502,127          16,090,816
     Note receivable from ESOP.......................................         (439,677)           (541,677)
     Retained earnings (deficit).....................................       (4,849,625)         (1,056,583)
     Accumulated other comprehensive income (note 13)................          (10,527)             32,689
                                                                         -------------       -------------
         Total stockholders' equity..................................       11,598,124          14,914,953
                                                                         -------------       -------------




Total liabilities and stockholders' equity...........................    $  18,646,765       $  19,784,755
                                                                         =============       =============






          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                    COMMON STOCK                             NOTE         RETAINED        OTHER           TOTAL
                                    ------------           ADDITIONAL     RECEIVABLE      EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                               SHARES         PAR VALUE      CAPITAL       FROM ESOP      (DEFICIT)   INCOME (LOSS)      EQUITY
                               ------         ---------      -------       ---------      ---------   -------------      ------
Balance at
   January 1, 1997...........  3,896,924     $ 389,693     $16,067,366    $(143,677)      $376,745        $   -        $16,690,127

Note Payments................         -             -              392      102,000             -             -            102,392

Shares repurchased...........   (103,322)      (10,332)       (467,532)          -              -             -           (477,864)

New shares issued:
   Common stock issued
      to employees...........        150            15             922           -              -             -                937
   Common stock
      contributed to ESOP....    103,322        10,332         489,668     (500,000)            -             -                 -

Net loss.....................         -             -               -            -      (1,433,328)           -         (1,433,328)

Cumulative effect of
   foreign currency
   translation adjustment....         -             -               -            -              -         32,689            32,689
                                                                                                                           -------

Comprehensive loss...........         -             -               -            -              -             -         (1,400,639)
                                                                                                                        ----------

                             -----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1997.........  3,897,074       389,708      16,090,816     (541,677)    (1,056,583)       32,689        14,914,953
                             -----------------------------------------------------------------------------------------------------

Note payments................         -             -            4,119      102,000             -             -            106,119

Shares repurchased...........   (132,165)      (13,217)       (522,631)          -              -             -           (535,848)

Stock options issued
   below market..............         -             -          211,250           -              -             -            211,250

New shares issued:
   Common stock
      issued through the
      exercise of options....     32,400         3,240         169,440           -              -             -            172,680
   Common stock
      issued in acquisitions.    146,364        14,636         499,669           -              -             -            514,305
   Common stock issued
      on warrant exercise....     14,572         1,459          49,464           -              -             -             50,923

Net loss.....................         -             -               -            -      (3,793,042)           -         (3,793,042)

Cumulative effect of
   foreign currency
   translation adjustment....         -             -               -            -              -        (43,216)          (43,216)
                                                                                                                          --------

Comprehensive loss...........         -             -               -            -              -             -         (3,836,258)
                                                                                                                        ----------

                             -----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1998.........  3,958,245     $ 395,826     $16,502,127    $(439,677)   $(4,849,625)    $ (10,527)      $11,598,124
                             =====================================================================================================








          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               1998               1997
                                                                               ----               ----
Cash flows from operating activities:
Net loss.............................................................    $  (3,793,042)      $  (1,433,328)
Reconciling items:
     Provision for doubtful accounts.................................         (144,439)            (41,420)
     Depreciation and amortization...................................        2,756,363           2,725,367
     Compensation expense............................................          211,250               --
     Common stock issued to employees................................            4,119                 937
     Foreign currency translation adjustment.........................          (43,216)             32,689
     Changes in operating assets and liabilities:
         Decrease in accounts receivable.............................        1,182,512           1,282,961
         Decrease (increase) in inventories..........................         (231,597)            349,450
         Decrease (increase) in prepaid expenses.....................          (13,688)             46,026
         Increase in due from affiliates, net........................          (63,245)            (38,560)
         Decrease in other assets....................................          184,806              40,857
         Increase (decrease) in accounts payable.....................        1,189,587            (489,293)
         Decrease in accrued expenses................................         (626,571)           (316,490)
         Decrease in deferred revenues...............................           (2,782)           (487,501)
         Decrease in deferred lease obligations......................          (34,785)            (23,875)
         Increase (decrease) in income tax payable...................         (431,482)            368,681
         Net effect of acquired operating assets and liabilities.....         (206,533)              --
                                                                         -------------       -------------
Net cash provided by (used for) operating activities.................          (62,743)          2,016,501

Cash flows from investing activities:
     Capitalized program development costs...........................         (927,650)         (1,983,392)
     Capital expenditures............................................         (651,383)           (449,934)
     Sale of subsidiary, net of cash relinquished....................            --              3,148,676
     Acquisitions, net of cash acquired and notes payable............       (3,304,154)              --
                                                                         -------------       -------------
Net cash provided by (used for) investing activities.................       (4,883,187)            715,350

Cash flows from financing activities:
     Borrowings under line of credit.................................        7,544,935               --
     Repayments under line of credit.................................       (6,922,935)           (515,000)
     Proceeds from long-term debt....................................            --                500,000
     Principal payments on long term debt............................          (84,452)           (130,745)
     Repurchase of common stock......................................         (535,848)           (500,000)
     Issuance of common stock........................................          223,603               --
     Employee stock ownership plan note collections..................          102,000             102,000
                                                                         -------------       -------------
         Net cash provided by (used for) financing activities........          327,303            (543,745)
                                                                         -------------       -------------

Net increase (decrease) in cash......................................       (4,618,627)          2,188,106

Cash and cash equivalents, beginning of year.........................        4,885,672           2,697,566
                                                                         -------------       -------------
Cash and cash equivalents, end of year...............................    $     267,045       $   4,885,672
                                                                         =============       =============


          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries Activ Training, Ltd. ("Activ"), ITC Australasia Pty. Ltd. ("ITCA"), Turn-Key Training Technologies, Inc. ("Turn-Key"), ITC Canada Limited, and ComSkill Learning Centers, Inc. ("ComSkill"). Significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Statement of Operations, Statement of Stockholders' Equity and Statement of Cash Flows also reflect the results of operations and subsequent sale of the Company's Anderson Soft-Teach subsidiary ("AST"), which was acquired on December 31, 1996 and divested on November 20, 1997.

     The Company is a full-service training company specializing in the development, production, marketing and sale of multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. The Company operates in four reportable segments: U.S., Canada, Australia and the United Kingdom.

     The Company experienced adverse results of operations during 1998 principally attributable to costs and diversion of management's time associated with the Company's extensive restructuring efforts and three acquisitions completed during the year. The Company believes that its existing cash, the anticipated cash flows from 1999 operations and borrowings available on the line of credit should provide sufficient resources to fund its activities in 1999. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products, new products launched in 1999 and products resulting from its 1998 acquisitions. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; successful integration of businesses acquired during 1998, and the Company's ability to control costs in relation to future revenues. The Company nevertheless believes that its sales and gross profit objectives are achievable in light of recent acquisitions, the introduction of new products including AdminSTAR 5.0 in 1999, and the refocusing of sales and marketing resources. If the Company is unable to meet these objectives, it will consider alternative sources of liquidity, such as public or private offerings of equity or debt securities; expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

Revenues and Costs

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998, and has determined that there has been no material impact on revenue recognized during 1998 under these provisions. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

implementation of certain provisions of SOP 97-2 to 2000 for the Company and amends the method of revenue recognition in some circumstances. The Company does not anticipate that the adoption of this SOP will have a significant impact on its results of operations or financial position.

     Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues from off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on a percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

Capitalized Program Development Costs

     Certain costs of developing and producing off-the-shelf courseware have been capitalized. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead. These capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related programs which range from three to five years. The related amortization expense is included in the cost of sales and amounts to approximately $1,819,000 and $1,578,000 in 1998 and 1997, respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product's prospects for future sales, and, if necessary, adjusts asset values to net realizable value.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and other highly liquid investments having original maturities of less than three months.

Inventories

     Inventories primarily consist of multimedia courseware and related computer hardware, and are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

     Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the related assets. Depreciation and leasehold amortization expense amounted to approximately $552,000 and $759,000 in 1998 and 1997, respectively.

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

Net Loss Per Common Share

     Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were 56,127 and 4,789 of stock options and warrants for 1998 and 1997, respectively.

Intangible Assets

     Intangible assets include allocations of the purchase price of acquisitions to workforce investments, leasehold premises, and goodwill. These assets are being amortized using the straight-line method over estimated useful lives of two to fifteen years. Amortization expense for 1998 and 1997 amounted to approximately $386,000 and $389,000, respectively. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of intangible assets. Factors that management uses to evaluate continuing value include sales from acquired product lines, employee turnover, and development of related customer and distribution networks that were in place at the date of the acquisition.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     As a result of the sale of AST (see Note 8), the Company reduced net intangible assets by $1,956,000, which represents the amount originally recorded when AST was purchased, less $224,000 in amortization expense incurred in 1997.

Research and Development

     Research and development costs consist of software-related expenditures incurred during the course of planned research and investigation aimed at developing new products or processes. The Company expenses all research and development costs as they are incurred. Research and development costs of $548,748 and $764,000 were incurred during 1998 and 1997, respectively, and are included in selling, general and administrative expenses.

Foreign Currency Translation

     The Company owns international subsidiaries in Canada, the United Kingdom and Australia. Each of these subsidiaries perform sales and marketing activities for ITC's portfolio of products. The Canadian subsidiary is also involved in product development activities. Under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the subsidiaries' financial statements are translated from their local currencies using the corresponding foreign currency exchange rate with the resulting difference recorded as a component of consolidated stockholders' equity. Translation gains and losses incurred during 1998 were not material. The Company believes its exposure to foreign currency risk is not material.

Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective December 31, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following at December 31:

                                                                            1998                  1997
                                                                            ----                  ----
     Trade accounts receivable....................................      $  6,014,595          $  5,412,822
     Current portion of long-term receivable, net.................             --                  909,575
     Unbilled contract receivables................................            37,728                98,162
     Less allowance for doubtful accounts.........................           (89,421)             (254,728)
                                                                        ------------          ------------
         Trade accounts receivable, net...........................         5,962,902             6,165,831
     Other receivables............................................            30,000                 1,761
                                                                        ------------          ------------
                                                                        $  5,992,902          $  6,167,592
                                                                        ============          ============

     During the second quarter of 1996, the Company entered into a contract with the DeKalb County (GA) Board of Education ("DeKalb") for the sale of a district-wide multicopy courseware license, hardware and certain future services. The total contract amount of $5,060,000 was payable in four installments, $1,535,000 upon contract execution, and the remaining $3,525,000 in three equal annual installments beginning in June 1997. The 1997 and 1998 installments were received in accordance with the provisions of the contract and the effect of the payments are reflected in the financial statements. The final payment of $1,175,000 due in June 1999 was discounted to $1,000,000 and collected on December 22, 1998. Interest expense of $175,000 was recognized in 1998 as a result of the transaction.

NOTE 3 - INVESTMENTS IN AND DUE TO AFFILIATES

     The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. ("the ITP partnerships") and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired a limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997



NOTE 3 - INVESTMENTS IN AND DUE TO AFFILIATES (CONTINUED)

DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $1,359,000 and $1,729,000 in 1998 and 1997, respectively.

NOTE 4 - LINE OF CREDIT

     The Company has a credit agreement with a bank which provides for a $3,000,000 secured revolving credit facility expiring on June 30, 1999. At December 31, 1998 and 1997, the balance outstanding on the line of credit was $647,000 and $0, respectively. Interest on the facility is calculated at the U.S. prime rate, which on December 31, 1998 was 7.75%, and is payable monthly on any outstanding balance.

     The Company collateralized the credit facility by granting the bank a security interest in its accounts receivable and inventory. The agreement requires maintenance of certain financial ratios (minimum working capital, and tangible net worth) and contains certain restrictive covenants which limit borrowings and the ability to merge or dispose of assets.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:                                     December 31,     December 31,
                                                                                  1998             1997
                                                                                  ----             ----
8.5% note payable to the Company's principal lender due in                     $ 415,549         $ 500,000
monthly principal and interest installments of $10,258
through December 2002, collateralized by the assignment
of interest in the shares of the Company's common stock
held by the ESOP, accounts receivable, inventory and
property and equipment

8.0% note payable to Nova Scotia Business Development                          1,310,950           --
Corporation ("NSBDC") due in monthly interest installments
(beginning October 31, 1998) and quarterly principal
installments (beginning March 31, 1999), maturing in December
2003.  The NSBDC has a subordinated interest position to the
Company's principal lender, in the receivables and inventory of
ITC Canada Limited.  Additionally, the NSBDC's interest in the fixed assets and intellectual property of ITC Canada Limited
ranks pari passu with the Company's principal lender.                        -----------       -----------
                                                                               1,726,499           500,000

Less amount classified as current                                               (287,283)         (100,000)
                                                                             -----------       -----------
                                                                             $ 1,439,216       $   400,000
                                                                             ===========       ===========

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 5 - LONG-TERM DEBT (CONTINUED)

Principal payments over the next five years and in aggregate are as follows:


     1999.................................................................................     $   287,283
     2000.................................................................................         360,686
     2001.................................................................................         369,462
     2002.................................................................................         379,014
     2003.................................................................................         261,400
     Thereafter...........................................................................          68,654
                                                                                               -----------
                                                                                               $ 1,726,499
                                                                                               ===========

NOTE 6 - STOCK INCENTIVE PLANS AND STOCK WARRANTS

     At December 31, 1998, the Company had outstanding options to purchase common stock under three separate incentive stock option plans: the 1992 Directors' Incentive Stock Option Plan, the 1992 Key Employee Incentive Stock Option Plan and the 1998 Incentive Stock Plan. Options granted under the 1992 Directors' Incentive Stock Option Plan may be qualified or non-qualified. From time to time, the Company has granted other non-qualified options to certain individuals. During 1998, the Company had outstanding 14,572 warrants to purchase common stock. These warrants were exercised at $3.50 on July 30, 1998.

     During the second quarter of 1998, the Company recorded a one-time non-cash charge of $211,000 relating to a grant of incentive stock options to the Company's President and Chief Executive Officer.

     The Company, at December 31, 1998, had the following stock-based incentive plans in effect, as outlined in the following table:

                                            Type of             Total Shares    Total Shares         Plan
Description                                 Options               Available       Remaining     Expiration Date
---------------------------------------------------------------------------------------------------------------
1992 Directors ISO Plan             Qualified/Nonqualified         135,000            --           4/30/02
1992 Key Employee ISO Plan          Qualified/Nonqualified         315,000          75,834         4/30/02
1998 Incentive Stock Plan           Qualified/Nonqualified         200,000          77,500         1/07/08
Non-Plan Options                    Nonqualified                    60,000            --               N/A
                                                                 ---------        --------
                                                                   710,000         153,334
                                                                 =========        ========
--------------------------------------------------------------------------------------------------------------

     These plans are intended to further the interests of the Company by encouraging and providing for the acquisition of an equity interest in the Company by non-employee directors, officers, and key employees through the grant of awards with respect to shares of common stock. The option exercise price of incentive stock options generally is not less than the fair market value of the common stock on the date of grant.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 6 - STOCK INCENTIVE PLANS AND STOCK WARRANTS (CONTINUED)

     The following table summarizes option activity for the years ended December 31, 1998 and 1997:

                                                            Qualified         Nonqualified      Weighted
                                                         Incentive Stock          Stock          Average
                                                             Options             Options      Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1997.........................       147,000            111,000          $ 5.83
Options granted........................................       115,000            108,000            5.06
Options cancelled......................................      (119,616)           (76,384)           6.10
                                                           ----------         ----------          ------
Outstanding at December 31, 1997.......................       142,384            142,616            5.14
Options granted........................................       324,490            120,510            4.34
Options exercised......................................       (31,600)           --                 5.46
Options cancelled......................................       (61,734)           (80,000)           5.18
                                                           ----------         ----------          ------
Outstanding at December 31, 1998.......................       373,540            183,126          $ 4.52
                                                           ==========         ==========          ======

--------------------------------------------------------------------------------------------------------------

     Incentive stock options and nonqualified stock options exercisable were 57,298 and 25,999 at December 31, 1998 and 38,434 and 34,616 at December 31,
1997. The weighted average exercise price of exercisable incentive stock options and nonqualified stock options was $4.74 and $4.88 at December 31, 1998 and $5.49 and $6.50 at December 31, 1997.

     The following table summarizes information about options outstanding at December 31, 1998:

--------------------------------------------------------------------------------------------------------------

                                                 Options Outstanding                   Options Exercisable
                               -----------------------------------------------     ---------------------------
                                                      Weighted        Weighted                     Weighted
                                                       Average         Average                     Average
                                   Number             Remaining       Exercise       Number      Exercisable
                               Outstanding        Contractual Life      Price      Exercisable       Price
                               ----------------------------------------------      --------------------------
Incentive Stock Options            373,540           4.6 years         $4.59           57,298        $4.74
Nonqualified Stock Options         183,126           4.7 years         $4.37           25,999        $4.88
                                ----------                                         ----------
                                   556,666                                             83,297
                                ==========                                         ==========

--------------------------------------------------------------------------------------------------------------

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized other than discussed above for its stock option plans because stock options are generally granted with an exercise price equal to the fair value of the stock on the grant date. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under these plans consistent with the methodology prescribed under Statement 123, the Company's 1998 net income and earnings per share would not have been materially affected. The fair value of the options granted was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 88%, risk-free interest rate of 4.525% and an expected life of five years.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 7 - INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                                                 1998               1997
                                                                                 ----               ----
     Current:
         Federal     ................................................     $        --         $        --
         State       ................................................              --                  --
         Foreign     ................................................           (232,663)            335,000
                                                                          --------------      --------------
                                                                                (232,663)            335,000

     Deferred:
         Federal     ................................................     $        --         $     (193,000)
         State       ................................................              --               (142,000)
                                                                          --------------      --------------
                                                                                   --               (335,000)
                                                                          --------------      --------------
                                                                          $     (232,663)     $        --
                                                                          ==============      ==============

     The difference between income tax expense (benefit) and the amount determined by applying the federal statutory rate is as follows:

                                                                                 1998                 1997
                                                                                 ----                 ----
     Federal statutory rate..........................................     $   (1,368,740)     $     (487,000)
     State income taxes, net of federal benefit......................           (161,000)            (59,000)
     Amortization of intangibles.....................................             84,440              63,000
     Alternative Minimum Tax credit, NOL limitation
     and foreign taxes...............................................          1,131,837             471,000
     Tax effect of incentive stock options...........................             63,300                --
     Other...........................................................             17,500              12,000
                                                                          --------------      --------------
                                                                          $     (232,663)     $         --
                                                                          ==============      ==============


     The following temporary differences give rise to the provision for deferred taxes (benefit) at December 31:

                                                                                 1998                 1997
                                                                                 ----                 ----
     Amortization of goodwill........................................     $      (22,800)     $        --
     Deferred lease obligation.......................................             13,300               --
     Capitalized program development costs...........................           (294,425)            241,000
     Deferred revenues and accruals..................................            190,000             279,000
     Allowance for doubtful accounts.................................             60,000               5,000
     Inventory reserves..............................................             76,000             (49,000)
     Net operating loss/capital loss and tax credit carryforwards, net          (302,900)           (549,000)
     Accrued compensation............................................            280,825            (259,000)
     Other...........................................................              --                 (3,000)
                                                                          --------------      --------------
                                                                          $        --         $     (335,000)
                                                                          ==============      ==============

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 7 - INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.

                                                                                 1998                 1997
                                                                                 ----                 ----
Deferred tax assets:
     Deferred revenues and accruals..................................     $      114,000      $      304,000
     Allowance for doubtful accounts ................................             36,000              96,000
     Inventory reserves..............................................                --               76,000
     Accrued compensation ...........................................             56,175             337,000
     Net operating and capital loss carryforwards....................          3,684,600           2,450,000
     Deferred lease obligation.......................................              9,700              23,000
     Difference in depreciation......................................             97,000              97,000
     Amortization of goodwill........................................             22,800                 --
                                                                          --------------      --------------
        Total deferred tax assets....................................          4,020,275           3,383,000
     Less valuation allowance........................................         (2,848,700)         (1,917,000)
                                                                          --------------      --------------
        Net deferred tax assets......................................          1,171,575           1,466,000
                                                                          --------------      --------------
Deferred tax liabilities:
     Capitalized product development costs...........................         (1,171,575)         (1,466,000)
                                                                          --------------      --------------
        Total gross deferred tax liabilities.........................         (1,171,575)         (1,466,000)
                                                                          --------------      --------------
     Net deferred tax assets.........................................     $          --       $          --
                                                                          ==============      ==============


     At December 31, 1998, the Company had $5,800,000 in net operating loss carryforwards available for income tax purposes of which $1,700,000 expire in 2012 and $4,100,000 expire in 2018. The Company also has a capital loss carryforward available for income tax purposes in the amount of $2,506,000 that expires in 2002. As there is no assurance of future earnings, a valuation allowance reducing the amount of net deferred tax assets to equal deferred tax liabilities has been recorded.

     As a result of an acquisition, the Company has available approximately $1,125,000 of additional net operating loss carryforwards that expire at varying dates through 2007. Pursuant to Section 382 of the Internal Revenue Code, the utilization of the net operating loss is limited to approximately $245,000 per year. Due to the limitation on uses and other uncertainties relating to the utilization of the remaining tax benefit of these deductions, a valuation allowance has been recorded to substantially offset the net deferred tax asset related to the acquisition. Similarly, the Company has fully reserved the benefit of the tax loss carryforwards of Turn-Key and ITC Canada in the amounts of $30,000 and $44,000, respectively.

     The Company paid federal and state income taxes of $0 and $14,000 in 1998 and 1997 respectively. The Company also received refunds of federal and state income taxes of approximately $23,000 and $577,000 in 1998 and 1997, respectively.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 8 - ACQUISITIONS AND DIVESTITURES

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

     On September 25, 1998, ITC, through its wholly-owned subsidiary, ITC Canada Limited, acquired certain assets of Mentor and its wholly-owned subsidiary, High Performance Group (Canada) Inc. ("HPG"). The assets included furniture, fixtures and computer equipment, software products developed or owned by Mentor and HPG, assignment of the leased premises in Halifax, Nova Scotia, the assignment of certain contractual commitments, and the assignment of all trade names, copyrights, patents and other intellectual property of both Mentor and HPG. The purchase price totaled $1,981,000 and consisted of a cash payment of $661,000 and a five year promissory note bearing 8% interest payable to the NSBDC in the amount of $1,320,000. Additionally, the Company agreed to pay the NSBDC up to $1,058,000 in certain future royalty payments based on the ongoing performance of the Mentor assets. As a result of the acquisition and its earlier investment, the Company recorded approximately $2,827,000 of intangible assets primarily consisting of workforce investment, leasehold premises and capitalized program development costs. The intangible assets will be amortized over a period of three years. The amounts presented above represent the U.S. equivalent based on the relevant exchange rates at the time of acquisition.

     On March 25, 1998, the Company acquired Turn-Key Training Technologies, Inc. ("Turn-Key"), a developer and distributor of performance-based administrative software. Pursuant to the acquisition agreement, ITC purchased all of the outstanding stock of Turn-Key for $700,000 in cash. Additionally, ITC paid $600,000 and issued 100,000 shares of its common stock valued at $312,000 to Philip L. Camillo, Turn-Key's founder and president, in connection with a long-term non-competition agreement. As a result of the acquisition, the Company recorded intangible assets of approximately $1,795,000, consisting of the non-competition agreement and goodwill. These assets will be amortized over periods of seven years and ten years, respectively.

     On June 18, 1998, the Company acquired certain assets of iNEX Corporation ("iNEX") for cash of $211,000 and shares of stock valued at $202,000. In exchange for its investment, ITC acquired iNEX's technology-based delivery platforms, intellectual property rights, content, certain other assets and ten employees. As a result of the acquisition, the Company recorded goodwill of $374,000. These assets will be amortized over a period of ten years.

     On November 20, 1997 the Company entered into a stock purchase agreement with Anderson Holdings Inc., an investor group headed by a former employee of the Company, to sell all of the Company's stock in AST in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. One of the Company's former Directors was paid a fee of $150,000 for services provided in connection with the sale of AST. As a result of the sale, the Company recorded a gain of $732,000. When taking into consideration both the costs incurred on the initial acquisition in 1996 and the subsequent gain on sale of AST in 1997, the Company incurred an overall loss of approximately $1,800,000.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997

NOTE 8 - ACQUISITIONS AND DIVESTITURES (CONTINUED)

     Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products over the remainder of 1997 and all of 1998. Royalties earned by AST for sales of their products under this agreement will be applied to the principal value of the note. As of December 31, 1998 and 1997, the note's principal had been reduced by $140,000 and $27,000 for such royalties. Under the terms of the note, AST will make quarterly interest payments to ITC at an interest rate of 8% and will pay the remaining principal balance in 2001.

     The following table sets forth proforma results of operations of the Company for 1998 and 1997, as if Mentor had been acquired January 1, 1997. The other 1998 acquisitions were not material to require proforma disclosure.

                                                                                 1998                 1997
                                                                                 ----                 ----
     Net revenues....................................................     $   19,188,517      $   26,017,182
                                                                          ==============      ==============
     Net loss........................................................         (5,647,589)         (5,953,490)
                                                                          ==============      ==============
     Net loss per common share.......................................     $        (1.47)     $        (1.53)
                                                                          ==============      ==============


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases substantially all of its facilities and its transportation equipment under operating lease agreements. The majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to three years. All operating leases will expire over the next five years, and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements.

     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

     1999.............................................................................      $    688,668
     2000.............................................................................           819,965
     2001.............................................................................           756,748
     2002.............................................................................           379,558
     2003.............................................................................            25,596
                                                                                            ------------
                                                                                            $  2,670,535
                                                                                            ============

     Rent expense under these operating lease agreements was approximately $671,000 and $910,000 for 1998 and 1997, respectively.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 10 - STOCKHOLDERS' EQUITY

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

     In December 1997, the Company's Board of Directors approved the repurchase of 100,000 shares of the Company's stock through a private purchase transaction. To repurchase the shares, the Company entered into a loan agreement for $500,000 in December 1997, pledging the repurchased stock to collateralize the loan. These shares were used to replenish the Company's ESOP plan which was depleted after the allocation of shares for 1997. In 1998, the Company purchased an additional 132,000 shares under favorable market prices and conditions, to be allocated to the Company's ESOP plan in the future.

     The Company accounts for the ESOP in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". This statement requires that compensation expense be measured based on the fair value of shares committed to be released to plan participants. Under the "grandfather" provision of SOP 93-6, the Company did not apply the SOP to shares purchased prior to December 31, 1996.

     For the year ended December 31, 1998, the Company recognized compensation expense of approximately $102,000, based on fair market value when the shares were allocated to employees and interest expense associated with the Company's ESOP loan. For the year ended December 31, 1997, the Company recognized compensation expense of approximately $102,000, based on the cost of shares allocated for the period and interest expense associated with the Company's ESOP loan. Contributions to the ESOP were approximately $135,000 in 1997, including approximately $6,000 of interest. Contributions to the ESOP were approximately $123,000 in 1998, including approximately $39,000 of interest. All "grandfathered" shares held by the ESOP at December 31, 1998 and 1997 are considered outstanding in earnings per share calculations. Unallocated shares of 83,322 and 103,322 at December 31, 1998 and 1997 are not considered outstanding in earnings per share calculations. The fair value of the 83,322 unallocated shares at December 31, 1998 was approximately $312,000.


NOTE 11 - EMPLOYEE 401(K) PLAN

     On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. The Company did not make contributions to the 401(k) Plan in either 1998 or 1997.

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997

NOTE 12 - SEGMENT INFORMATION

Factors management used to identify reportable segments

     The Company's reportable segments are business units located in distinct geographic regions. The reportable segments are managed separately due to differences in operating environments, customer base and technological capacity.

Measurement of segment profit or loss and segment assets

     The Company evaluates performance and allocates resources based on profit or loss before taxes from operations of each segment. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are eliminated during consolidation and for segment reporting purposes.

Description of the types of products and services from which each reportable segment derives its revenues

     The Company has four reportable segments: U.S., Canada, United Kingdom and Australia. The Company is primarily engaged in developing, marketing and selling computer-based training software applications. Revenues for each reportable segment are derived from sales of ITC's product portfolio, custom implementation services and hardware sales, all of which relate to successfully implementing each customer's organizational training solution.

     The following tables show revenues, profit or loss and assets by reportable segment for the years ended December 31, 1998 and 1997 (amounts in thousands):

Year ended December 31, 1998

----------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom    Australia     Total
----------------------------------------------------------------------------------------------------
Revenues from
     external customers...............    $13,011         $739       $3,224       $1,452      $18,426
Intersegment revenues.................      2,187          111          -            -          2,298
Interest expense......................        232           66          -            -            298
Depreciation and amortization
     expense..........................      2,405          310           25           16        2,756
Segment loss
     before taxes.....................     (3,761)        (136)          (7)        (122)      (4,026)
Segment assets........................     12,087        3,838        2,051          671       18,647
----------------------------------------------------------------------------------------------------

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 12 - SEGMENT INFORMATION (CONTINUED)


Year ended December 31, 1997

------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom    Australia     Total
------------------------------------------------------------------------------------------------------
Revenues from
     external customers...............    $21,282    $     -         $2,858       $1,442      $25,582
Intersegment revenues.................      1,318          -            -            -          1,318
Interest expense......................          4          -            -            -              4
Depreciation and amortization
     expense..........................      2,692          -              5           29        2,726
Segment loss
     before taxes.....................     (1,812)         -            251          128       (1,433)
Segment assets........................     17,341          -          1,734          710       19,785
------------------------------------------------------------------------------------------------------

Product and Services Information

     The following tables show revenues by product and service group for each reportable segment for the years ended December 31, 1998 and 1997:

Year ended December 31, 1998

-------------------------------------------------------------------------------------------------------
                                          United                      United
Product Groups                            States         Canada       Kingdom    Australia     Total
-------------------------------------------------------------------------------------------------------
Software
   PC Skills..........................     $3,319        $ 104      $ 2,527      $ 1,452      $ 7,402
   Basic Skills.......................        308          -              4          -            312
   Regulatory.........................        891          -              6          -            897
   Technical..........................      1,891          120          321          -          2,332
   Instrumentation....................        528          -            -            -            528
   AdminSTAR..........................        428          -            -            -            428
   Soft Skills........................        613          515          -            -          1,128
   Other..............................        448          -            190          -            638
Hardware..............................      4,185          -            108          -          4,293
Services..............................        400          -             68          -            468
                                      ---------------------------------------------------------------
                                          $13,011        $ 739      $ 3,224      $ 1,452      $18,426
                                      ===============================================================

-------------------------------------------------------------------------------------------------------

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 1997

------------------------------------------------------------------------------------------------------
                                          United                      United
Product Groups                            States         Canada       Kingdom    Australia     Total
------------------------------------------------------------------------------------------------------
Software
   PC Skills..........................    $ 7,759          -        $ 2,030      $ 1,395      $11,184
   Basic Skills.......................        351          -              4          -            355
   Regulatory.........................      1,385          -             95          -          1,480
   Technical..........................      2,641          -            249          -          2,890
   Instrumentation....................        734          -             67          -            801
   Other..............................        717          -            327           41        1,085
Hardware..............................      6,771          -             86            6        6,863
Services..............................        924          -            -            -            924
                                      ---------------------------------------------------------------
                                          $21,282          -        $ 2,858      $ 1,442      $25,582
                                      ===============================================================

------------------------------------------------------------------------------------------------------

NOTE 13 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax, for 1998 and 1997 are as follows:

                                                                        December 31,          December 31,
                                                                            1998                  1997
                                                                            ----                  ----
     Net loss.....................................................     $  (3,793,042)        $  (1,433,328)
     Foreign currency translation adjustment......................           (43,216)               32,689
                                                                       -------------         -------------
     Comprehensive net loss.......................................     $  (3,836,258)        $  (1,400,639)
                                                                       =============         =============


     The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and December 31, 1997 are as follows:

     Cumulative foreign currency translation adjustment...........     $     (10,527)        $      32,689
                                                                       =============         =============


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Financial data for the interim periods of 1998 and 1997 were as follows (amounts in thousands except per share amounts):

                                                    March 31,       June 30,     September 30,    December 31,
                                                      1998            1998           1998             1998
                                                      ----            ----           ----             ----
Net revenues.....................................   $  2,835       $  4,040        $ 4,054        $  7,497
Net income (loss)................................       (753)        (1,265)        (1,896)            121
Earnings (loss) per share:  Basic and diluted....      (0.19)         (0.33)         (0.48)           0.01

                            ITC LEARNING CORPORATION

                           DECEMBER 31, 1998 AND 1997


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


                                                    March 31,       June 30,     September 30,    December 31,
                                                      1997            1997           1997             1997
                                                      ----            ----           ----             ----
Net revenues.....................................   $  4,722       $  4,487        $ 7,089        $  9,284
Net income (loss)................................       (456)          (749)          (243)             15
Earnings (loss) per share:  Basic and diluted....      (0.12)         (0.19)         (0.06)             --


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth information as of December 31, 1998 concerning the Company's executive officers and directors:

    Name                               Age                            Position
    ----                               ---                            --------
Daniel R. Bannister....................68            Director

Anne J. Fletcher.......................36            Secretary

Peter J. Li............................60            Director

Christopher E. Mack....................33            Vice President, Treasurer and Chief Financial Officer

John D. Sanders........................60            Chairman of the Board of Directors

Harvey L. Shuster......................54            Vice President

Carl D. Stevens........................52            President, Chief Executive Officer and Director

Richard E. Thomas......................72            Director



     Daniel R. Bannister, a Director since 1988, is Chairman of the Board of DynCorp, a leading technology services firm. Previously, he served as President and Chief Executive Officer of DynCorp, from 1985 until 1997. Mr. Bannister serves on the boards of several technology service companies. He is also Chairman of the Board of the American Management Association, a director of the American Arbitration Association and the George Mason University Foundation.

     Anne J. Fletcher is Secretary of ITC. Ms. Fletcher is an attorney with the law firm of Michaels, Wishner & Bonner, P.C. in Washington, D.C. Ms. Fletcher served as in-house general counsel to ITC from 1994-1996. Prior to joining ITC, she was engaged in the private practice of law for six years in Fairfax, Virginia. Ms. Fletcher received her J.D. from George Mason University School of Law and a B.A. from the State University of New York, College at Oswego.

     Peter J. Li, a Director since July of 1998, is the Publisher and Chief Executive Officer of the Peter Li Education Group, a leading education publisher. Mr. Li currently serves on the Boards of Directors and committees of several companies and associations in the education industry, including The Education Press of America, Global Village Schools, National Catholic Educational Exhibitors, The National School Supply, The Equipment Association, Software Publishers Association and The School of Education at The University of Dayton (OH). Mr. Li received a degree in Journalism from Duquesne University.

     Christopher E. Mack, prior to being named Chief Financial Officer in January 1998, served as the Company's Vice President of Finance and Administration and Treasurer since April 1997. Mr. Mack served as the Company's Chief Operating Officer from November 1996 to April 1997. Prior to being named COO, Mr. Mack served as the Company's Controller from December 1993 to November 1996. Prior to joining ITC in December 1993, Mr. Mack served as Assistant Controller of Bardon, Inc., an international construction materials firm. Mr. Mack holds a B.S. in Accounting from Shepherd College and is a C.P.A.

     John D. Sanders, Ph.D., a director since 1997, is Chairman of the Board of Directors and serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of TechNews, Inc., publishers of Washington Technology, from 1988 to 1996, prior to its sale to The Washington Post Company. Since 1968, he has been a Registered Representative of Wachtel & Co., Inc, a Washington, DC based investment banking firm. He received a B.E.E. from University of Louisville in 1961 and M.S. and Ph.D. degrees in electrical engineering from Carnegie-Mellon University in 1962 and 1965 respectively. Dr. Sanders also serves as a Director of Comtex Scientific Corporation, Hadron, Inc, and Sensys Technologies, Inc.

     Harvey L. Shuster is Vice President of ITC. Mr. Shuster joined ITC in 1993 as part of ITC's acquisition of Comsell Training, Inc., where he was Chief Operating Officer. Since joining ITC, Mr. Shuster has served in various capacities from operations to sales. Mr. Shuster has previous experience as director of the MicroComputer Consulting Group for Coopers and Lybrand in the Southeast U.S. Additionally, he was a founding member of Peachtree Software, the microcomputing accounting software package that is now owned by ADP. He holds a B.S. in Accounting from Temple University, an MBA in Finance from Drexel University, and is a C.P.A.

     Carl D. Stevens, a director since June 1997, joined ITC in February 1997 as Senior Vice President of Marketing and Strategic Business Development. He was later appointed President and Chief Operating Officer in June 1997, and was appointed Chief Executive Officer effective December 1998. Prior to joining ITC, Mr. Stevens was Program Director for Public Sector for IBM responsible for the sale of personal computers into higher education, K-12, federal, state and local governments. During his 26 year career with IBM, he held numerous field and headquarters marketing and management positions. He was Branch Manager for the Southeastern U.S., managed IBM's New Manager School for experienced managers, held various management positions involving IBM's Personal Computer Remarketer Channels, and was the Business Alliance Executive for IBM's Education and Training Division. Mr. Stevens received his education from Indiana University, where he majored in Marketing and Business Education.

     Richard E. Thomas, a Director since 1982, is semi-retired, having served as President of COMSAT RSI from 1994 until 1997. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc. ("RSI"), a communications systems manufacturer, from 1978 until 1994, at which time RSI was merged into COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President of Manufacturing Operations. From 1954 until 1965, Mr. Thomas was employed by Washington Aluminum of Baltimore, Maryland, leaving as Vice President and General Manager of the Technical Products Division.

ITEM 10.      EXECUTIVE COMPENSATION

     The information required by Item 10 concerning compensation of the Company's officers and directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by this Item 11 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-KSB:
       A. Financial Statements for the years ending December 31, 1998, and 1997: See Part II, Item 7
       B.  Exhibits

   EXHIBIT
     NO.                                        DESCRIPTION
------------------------------------------------------------------------------------------------

     2.1 Assignment of Rights Under Offer from ITC Learning Corporation to ITC Canada Limited dated September 1, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the Securities and Exchange Commission ("SEC") (Commission
                File No. 0-13741).

     2.2        Receiver's Bill of Sale from Grant Thornton Limited to ITC
                Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741).

     2.3        Assignment of Lease from Grant Thornton Limited to ITC Canada
                Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC
                (Commission File No. 0-13741).

     2.4        Assignments of Courseware from Grant Thornton Limited to ITC
                Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741).

     2.5        Assignments of Intellectual Property Rights from Grant Thornton
                Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No.
                0-13741).

     2.6        Assignment of Trademarks from Grant Thornton Limited to ITC
                Canada Limited dated September 23, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741).

     2.7        Principal Agreement between ITC Canada Limited and Nova Scotia
                Business Development Corporation dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No. 0-13741).

     2.8        Promissory Note in the Amount of Cdn. $2,000,000 Executed by ITC
                Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741).

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

   EXHIBIT
     NO.                                        DESCRIPTION
--------------------------------------------------------------------------------------------------------------
     2.9        Demand Debenture between ITC Canada Limited and Nova Scotia
                Business Development Corporation dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No. 0-13741).

    2.10 Debenture Pledge Agreement in the Amount of Cdn. $3,600,000 between ITC Canada Limited and Nova Scotia Business Development
                Corporation dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC
                (Commission File No. 0-13741).

    2.11        General Security Agreement between ITC Canada Limited and Nova
                Scotia Business Development Corporation dated September 18,
                1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No. 0-13741).

    2.12        Guarantee of Obligation by ITC Learning Corporation dated
                September 22, 1998, incorporated by reference to the Company's
                Form 8-K filed October 13, 1998 with the SEC (Commission File
                No. 0-13741).

    2.13        Agreement between ITC Learning Corporation and Nova Scotia
                Business Development Corporation dated September 22, 1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No. 0-13741).

    2.14        Royalty Agreement among ITC Canada Limited, ITC Learning
                Corporation and Grant Thornton Limited dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed
                October 13, 1998 with the SEC (Commission File No.
                0-13741).

    2.15        Inter-Lender Agreement among ITC Canada Limited, Nova Scotia
                Business Development Corporation and Wachovia Bank, N.A. dated
                September 23, 1998, incorporated by reference to the Company's
                Form 8-K filed October 13, 1998 with the SEC (Commission File
                No. 0-13741).

     3.1 Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended
                June 30, 1996 filed with the Securities and Exchange Commission
                (Commission File No. 0-13741).

     3.2 Amended By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, filed March 13, 1998 with the SEC (Commission File No.
                0-13741).

     4.1 Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's 10-QSB for the quarter ended March
                31, 1998, filed May 1, 1998 with the SEC (Commission File No.
                0-13741).

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

   EXHIBIT
     NO.                                        DESCRIPTION
--------------------------------------------------------------------------------------------------------------
    10.1        Stock Purchase Agreement dated November 20, 1997 by and between
                ITC Learning Corporation and Anderson Holdings, Inc.,
                incorporated by reference to the Company's 8-K filed December 8,
                1997 with the SEC (Commission File No. 0-13741).

    10.2 1992 Director Incentive Stock Option Plan, as amended, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC
                (Commission File No. 0-13741).

    10.3 1992 Key Employee Incentive Stock Option Plan, as amended, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC
                (Commission File No. 0-13741).

    10.4        Amended and restated ITC Learning Corporation Employee Stock
                Ownership Plan and Trust Agreement dated December 2, 1997 (filed herewith).

    10.5 1998 Incentive Stock Plan dated May 8, 1998, incorporated by reference to the Company's Registration Statement on Form S-8 filed May 8, 1998 with the SEC (Commission File No. 0-13741).

    10.6 Form of stock option agreement dated May 8, 1998, incorporated by reference to the Company's Registration Statement on Form S-8 filed May 8, 1998 with the SEC (Commission File No. 0-13741).

    10.7        Employment Agreements with Management
                (a) Christopher E. Mack, incorporated by reference to the
                    Company's 10-KSB for the year ended December 31, 1996 filed
                    March 14, 1997 with the SEC (Commission File No. 0-13741).
                (b) Carl D. Stevens, incorporated by reference to the
                    Company's10-QSB for the quarter ended March 31, 1997 filed
                    April 25, 1997 with the SEC (Commission File No. 0-13741).
                (c) Philip L. Camillo, incorporated by reference to the
                    Company's 10-QSB for the quarter ended March 31, 1998 filed
                    April 30, 1998 with the SEC (Commission File No. 0-13741).
                (d) Michael Morrison, incorporated by reference to the Company's
                    10-QSB for the quarter ended June 30, 1998 filed August 13,
                    1998 with the SEC (Commission File No. 0-13741).

    10.8 Lease dated October 21, 1993 for commercial office space in Herndon, VA, as amended, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No.
                0-13741).

    10.9 Lease dated November 30, 1995 for commercial office space in Atlanta, GA, incorporated by reference to the Company's Form
                10-KSB for the fiscal year ended December 31, 1995 filed March
                15, 1996 with the SEC (Commission File No.
                0-13741).

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

   EXHIBIT
     NO.                                        DESCRIPTION
--------------------------------------------------------------------------------------------------------------
    21.1        Subsidiaries of the Registrant (filed herewith).

    23.1        Consent of Ernst & Young LLP, independent auditors (filed herewith).

    27.1        Financial Data Schedule (filed herewith).


     The Company will undertake to furnish, upon written request, copies of all exhibits filed with this form 10-KSB, for a fee of $10.


     C. Reports on Form 8-K:

        On January 14, 1998, the Company filed an 8-K to report the appointment of Carl D. Stevens as Chief Executive Officer in addition to his duties as President of ITC, replacing J.H. ("Bill") Walton.

        On April 3, 1998, the Company filed an 8-K to report the acquisition of Turn-Key Training Technologies, Inc.

        On June 24, 1998, the Company filed an 8-K to report the acquisition of certain assets of iNEX Corporation.

        On October 13, 1998, the Company filed an 8-K to report the acquisition of certain assets of Mentor Networks, Inc. and its wholly-owned subsidiary, High Performance Group, by the Company's wholly-owned subsidiary ITC Canada Limited.

        On December 4, 1998, the Company filed an 8-K/A to report the financial statements and pro-forma results of Mentor Networks, Inc. and its wholly-owned subsidiary High Performance Group, as part of an acquisition originally reported on an 8-K filed on October 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
     (Registrant)

BY                /s/Carl D. Stevens                          DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Carl D. Stevens, President,
         Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY                /s/Christopher E. Mack                      DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Christopher E. Mack, Vice President,
         Treasurer, and Chief Financial Officer


BY                /s/Matthew C. Sysak                         DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Matthew C. Sysak, Corporate Controller


BY                /s/Daniel R. Bannister                      DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Daniel R. Bannister, Director


BY                /s/Peter J. Li                              DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Peter J. Li, Director


BY                /s/John D. Sanders                          DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         John D. Sanders, Chairman of the
         Board of Directors


BY                /s/Richard E. Thomas                        DATE              March 24, 1999
         ----------------------------------------------              -------------------------
         Richard E. Thomas, Director


  CORPORATE HEADQUARTERS                                 INTERNATIONAL OFFICES
  ITC Learning Corporation                               Halifax, Nova Scotia
  13515 Dulles Technology Drive                          (902) 421-5100
  Herndon, VA  20171-3413
  (800) 638-3757                                         London, England
  (703) 713-3335                                         44 1234 34-0880
  FAX: (703) 713-0065
  Web-site: http://www.itclearning.com                   Melbourne, Australia
                                                         (613)9593-9955
  U. S. OFFICES
  Atlanta, GA                                            Sydney, Australia
  (770) 984-9881                                         (612) 9438-2500

  Baltimore, MD                                          Toronto, Ontario
  (301) 441-9155                                         (905) 886-1584

  Charlotte, NC                                          STOCK REGISTRAR AND TRANSFER AGENT
  (704) 364-1223                                         American Securities Transfer & Trust, Inc.
                                                         938 Quail Street
  Chicago, IL                                            Suite 101
  (815) 439-1121                                         Lakewood, CO  80215

  Denver, CO                                             STOCK LISTING
  (303) 805-5947                                         The NASDAQ Stock Market, Inc.
                                                         National Market System
  Grand Rapids, MI                                       NASDAQ/NMS Trading Symbol:  ITCC
  (616) 857-7200
                                                         MARKET-MAKERS
  Milwaukee, WI                                          Koonce Securities, Inc.
  (414) 893-3900                                         Ferris, Baker Watts, Incorporated
                                                         Moors & Cabot
  New York, NY
  (718) 465-0865                                         ANNUAL MEETING
                                                         The Annual Meeting of shareholders will be held on May
  Omaha, NE                                              5, 1999 at 3:00 pm at the Corporate Offices located at
  (401) 343-0792                                         13515 Dulles Technology Drive, Herndon, Virginia
                                                         20171.
  Rochester, NY
  (716) 377-3431                                         SHAREHOLDER INQUIRIES
                                                         Communications concerning transfer requirements, lost
  San Diego, CA                                          certificates, and changes in address should be
  (619) 509-3607                                         directed to the Stock Registrar and Transfer Agent.
                                                         Other inquiries may be directed to Christopher E.
  San Francisco, CA                                      Mack, CFO.
  (415) 345-8145
                                                         PRINCIPAL BANK
  Tampa, FL                                              Wachovia Bank, N.A.
  (941) 274-0005                                         Charlotte, NC

  Washington, DC                                         GENERAL COUNSELS
  703-713-3335                                           Kirkpatrick & Lockhart LLP
                                                         Washington, D.C.

                                                         Michaels, Wishner & Bonner, P.C.
                                                         Washington, D.C.

                                                         INDEPENDENT AUDITORS
                                                         Ernst & Young LLP
                                                         Washington, D.C.