Form 10QSB
period 1999-03-31
ITC LEARNING CORP
filed 1999-05-03
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------
                                   FORM 10-QSB

    (MARK ONE)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-13741

                            ITC LEARNING CORPORATION
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            MARYLAND                                             52-1078263
            --------                                             ----------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                          13515 DULLES TECHNOLOGY DRIVE
                             HERNDON, VIRGINIA 20171
                             -----------------------
                    (Address of principal executive offices)

                                 (703) 713-3335
                                 ---------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of March 31, 1999, 3,958,245 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):   [ ]  Yes    [X]  No

                            ITC LEARNING CORPORATION

                                   FORM 10-QSB

                                      INDEX

                         PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 1999 and 1998.....................................1

             Condensed Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998.........................................2-3

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998.....................................4

             Notes to Condensed Consolidated Financial Statements...........................5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................10

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................14

Item 2.      Changes in Securities and Use of Proceeds.....................................14

Item 3.      Defaults Upon Senior Securities...............................................14

Item 4.      Submission of Matters to a Vote of Security Holders...........................14

Item 5.      Other Information.............................................................14

Item 6.      Exhibits and Reports on Form 8-K..............................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                          1999                       1998
                                                                          ----                       ----

Net revenues...............................................      $        5,702,384         $        2,834,698
Cost of sales..............................................               2,557,228                  1,324,997
                                                                 ------------------         ------------------
      Gross margin.........................................               3,145,156                  1,509,701

Selling, general and administrative expense................               2,875,389                  2,413,416
Equity in earnings of affiliates...........................                 (65,147)                   (62,800)
                                                                 ------------------         ------------------
      Total costs and expenses.............................               2,810,242                  2,350,616

Income (loss) before interest and income taxes.............                 334,914                   (840,915)

Interest income............................................                   5,505                    105,711
Interest expense...........................................                 (63,572)                   (17,972)
                                                                 ------------------         ------------------

Income (loss) before income taxes..........................                 276,847                   (753,176)

Income tax expense.........................................                 --                         --
                                                                 ------------------         ------------------

Net income (loss)..........................................      $          276,847         $         (753,176)
                                                                 ------------------         ------------------

Income (loss) per common share:

      Basic................................................      $             0.07         $            (0.19)
                                                                 ------------------         ------------------

      Diluted..............................................      $             0.07         $            (0.19)
                                                                 ==================         ==================



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        March 31,                December 31,
                                                                          1999                       1998
                                                                          ----                       ----
                                                                       (Unaudited)

Current assets:
      Cash and cash equivalents............................      $          596,609         $          267,045
      Accounts receivable, net (notes 2, 4 and 5)..........               5,910,954                  5,992,902
      Due from affiliates..................................                 178,244                    117,023
      Inventories, net (notes 4 and 5).....................                 597,317                    588,971
      Prepaid expenses.....................................                 121,564                    136,730
      Income taxes receivable..............................                  69,847                    279,747
                                                                 ------------------         ------------------
            Total current assets...........................               7,474,535                  7,382,418



Note receivable (note 3)...................................                 753,420                    753,420


Property and equipment (note 5):
      Video and computer equipment.........................               2,317,083                  2,162,078
      Furniture and fixtures...............................                 206,513                    206,313
      Leasehold improvements...............................                  37,950                     35,092
                                                                 ------------------         ------------------
                                                                          2,561,546                  2,403,483
      Less accumulated depreciation and amortization.......              (1,501,783)                (1,354,854)
                                                                 -------------------        ------------------
            Net property and equipment.....................               1,059,763                  1,048,629



Capitalized program development costs, net.................               5,232,967                  5,393,182
Intangible assets, net.....................................               3,922,797                  4,060,150
Other .....................................................                   8,341                      8,966
                                                                 ------------------         ------------------





Total assets...............................................      $       18,451,823         $       18,646,765
                                                                 ==================         ==================

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,                December 31,
                                                                          1999                       1998
                                                                          ----                       ----
                                                                       (Unaudited)

Current liabilities:
      Line of credit (note 4)..............................      $        1,728,000         $          647,000
      Current installments of long-term debt (note 5)......                 287,283                    287,283
      Accounts payable.....................................                 786,949                  1,973,004
      Due to affiliates....................................                 241,602                    314,247
      Accrued compensation and benefits....................                 553,541                    281,234
      Deferred revenues....................................                 507,611                    420,005
      Other accrued expenses...............................                 998,374                  1,650,980
      Income taxes payable.................................                   7,400                     10,161
                                                                 ------------------         ------------------
            Total current liabilities......................               5,110,760                  5,583,914



Deferred lease obligations.................................                  15,197                     25,511
Long-term debt (note 5)....................................               1,422,030                  1,439,216
                                                                 ------------------         ------------------
            Total liabilities..............................               6,547,987                  7,048,641



Stockholders' equity (note 5):
      Commonstock, $0.10 par value, 12,000,000 shares
            authorized; 3,958,245 and 3,958,245 shares
            issued and outstanding in 1999 and
            1998, respectively.............................                 395,826                    395,826
      Additional capital...................................              16,502,127                 16,502,127
      Note receivable from ESOP............................                (416,553)                  (439,677)
      Retained earnings (deficit)..........................              (4,572,778)                (4,849,625)
      Accumulated other comprehensive income (note 7)......                  (4,786)                   (10,527)
                                                                 ------------------         ------------------
            Total stockholders' equity.....................              11,903,836                 11,598,124
                                                                 ------------------         ------------------




Total liabilities and stockholders' equity.................      $       18,451,823         $       18,646,765
                                                                 ==================         ==================

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                         1999                       1998
                                                                                         ----                       ----

Cash flows from operating activities:
Net income (loss).........................................................      $          276,847         $         (753,176)
Reconciling items:
      Provision for doubtful accounts.....................................                  15,000                     37,500
      Depreciation and amortization.......................................                 908,497                    516,585
      Common stock issued to employees....................................                 --                           4,119
      Foreign currency translation adjustment.............................                   5,741                     (6,816)
      Changes in operating assets and liabilities:
            Decrease in accounts receivable...............................                  66,948                  1,833,845
            Decrease (increase) in inventories............................                  (8,346)                    50,353
            Decrease in prepaid expenses..................................                  15,164                      9,450
            Increase in due from affiliates, net..........................                (133,866)                  (159,225)
            Decrease in other assets......................................                 210,525                     12,907
            Decrease in accounts payable..................................              (1,186,055)                    (8,447)
            Decrease in accrued expenses..................................                (380,296)                  (552,061)
            Decrease in deferred revenues.................................                  87,606                    --
            Decrease in deferred lease obligations........................                 (10,314)                    (4,911)
            Decrease in income tax payable................................                  (2,761)                   --
            Net effect of acquired operating assets and liabilities.......                 --                          42,297
                                                                                ------------------         ------------------
Net cash provided by (used for) operating activities......................                (135,310)                 1,022,420

Cash flows from investing activities:

      Capitalized program development costs...............................                (464,004)                  (120,839)
      Capital expenditures................................................                (158,061)                   (98,624)
      Acquisitions, net of cash acquired and notes payable................                 --                      (2,485,338)
                                                                                ------------------         -------------------
Net cash used for investing activities....................................                (622,065)                (2,704,801)

Cash flows from financing activities:

      Borrowings under line of credit.....................................               4,076,000                    --
      Repayments under line of credit.....................................              (2,995,000)                   (25,000)
      Principal payments on long-term debt................................                 (17,186)                   (21,078)
      Repurchase of common stock..........................................                 --                        (534,595)
      Employee stock ownership plan note collections......................                  23,125                     25,500
                                                                                ------------------         ------------------
            Net cash provided by (used for) financing activities..........               1,086,939                   (555,173)
                                                                                ------------------         ------------------

Net increase (decrease) in cash...........................................                 329,564                 (2,237,554)

Cash and cash equivalents, beginning of period............................                 267,045                  4,885,672
                                                                                ------------------         ------------------
Cash and cash equivalents, end of period..................................      $          596,609         $        2,648,118
                                                                                ==================         ==================




     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (UNAUDITED)

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

       Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentations. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 and 1997 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Revenues and Costs

       In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 for the Company and amends the method of revenue recognition in some circumstances. The Company does not anticipate that the adoption of this SOP will have a significant impact on its results of operations or financial position.

       Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues from off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on a percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company's

                          ITC LEARNING CORPORATION

                                 MARCH 31, 1999

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Common Share

       Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

       The details of the earnings per share calculation for the quarters ended March 31, 1999 and 1998 follow:

                                                                         Income                                      Per Share
                                                                         (Loss)                 Shares                Amount
                                                                         ------                 ------                ------
QUARTER ENDED MARCH 31, 1999
      Earnings per share of common stock - basic...............    $       276,847               3,879,923         $      0.07
      Dilutive securities:
            Stock options......................................                                     53,739
                                                                   ---------------         ---------------         -----------
      Earnings per share of common stock - diluted.............    $       276,847               3,933,662         $      0.07
                                                                   ---------------         ---------------         -----------

QUARTER ENDED MARCH 31, 1998

      Loss per share of common stock - basic...................    $      (753,176)              3,876,171         $     (0.19)
      Dilutive securities:
            Stock options......................................
                                                                   ---------------         ---------------         -----------
      Loss per share of common stock - diluted.................    $      (753,176)              3,876,171         $     (0.19)
                                                                   ----------------        ---------------         -----------

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

                            ITC LEARNING CORPORATION

                                 MARCH 31, 1999

                                   (UNAUDITED)

NOTE 2 - ACCOUNTS RECEIVABLE

      Accounts receivable include the following:

                                                                        March 31,                   December 31,
                                                                          1999                          1998
                                                                          ----                          ----
                                                                       (Unaudited)

      Trade accounts receivable............................        $      5,843,828              $      6,014,595
      Unbilled contract receivables........................                  94,561                        37,728
      Less allowance for doubtful accounts.................                (104,571)                      (89,421)
                                                                   ----------------              ----------------
          Trade accounts receivable, net...................               5,833,818                     5,962,902
      Other receivables....................................                  77,136                        30,000
                                                                   ----------------              ----------------
                                                                   $      5,910,954              $      5,992,902
                                                                   ================              ================

NOTE 3 - NOTE RECEIVABLE

       On November 20, 1997 the Company entered into a stock purchase agreement with Anderson Holdings Inc., an investor group headed by a former employee of the Company, to sell all of the Company's stock in its Anderson Soft-Teach subsidiary ("AST") in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. Under the terms of the note, AST makes quarterly interest payments to ITC at an interest rate of 8%, and will repay the principal balance in 2001.

NOTE 4 - LINE OF CREDIT

       The Company has a credit agreement with a bank which provides for a $3,000,000 secured revolving credit facility expiring on June 30, 1999. At March 31, 1999 and December 31, 1998, the balance outstanding on the line of credit was $1,728,000 and $647,000, respectively. Interest on the facility is calculated at the U.S. prime rate and is payable monthly on any outstanding balance.

       The Company collateralized the credit facility by granting the bank a security interest in its accounts receivable. The agreement requires maintenance of certain financial ratios (minimum working capital, and tangible net worth) and contains certain restrictive covenants which limit borrowings and the ability to merge or dispose of assets.

                            ITC LEARNING CORPORATION

                                 MARCH 31, 1999

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               March 31,              December 31,
                                                                                 1999                    1998
                                                                                 ----                    ----
                                                                              (Unaudited)
8.5% note payable to the Company's principal lender due in                   $    398,363             $    415,549
monthly principal and interest installments of $10,258 through
December 2002, collateralized by the assignment of interest in the Company's accounts receivable, inventory and property and equipment.

8.0% note payable to Nova Scotia Business Development                           1,310,950                1,310,950
Corporation ("NSBDC") due in monthly interest installments
(beginning October 31, 1998) and quarterly principal installments
(beginning March 31, 1999), maturing in December 2003.  The
NSBDC has a subordinated interest position to the Company's
principal lender, in the receivables and inventory of ITC Canada
Limited.  Additionally, the NSBDC's interest in the fixed assets and intellectual property of ITC Canada Limited ranks pari passu with the Company's principal lender.
                                                                         ----------------         ----------------
                                                                                1,709,313                1,726,499

Less amount classified as current                                                (287,283)                (287,283)
                                                                         ----------------         ----------------
                                                                             $  1,422,030             $  1,439,216
                                                                         ================         ================



NOTE 6 - SEGMENT INFORMATION

      The following tables show revenues and profit or loss by reportable segment for the quarters ended March 31, 1999 and 1998 (amounts in thousands):

Quarter ended March 31, 1999

-----------------------------------------------------------------------------------------------------------------------
                                        United                               United
                                        States             Canada            Kingdom          Australia          Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from
      external customers.............    $4,204              $616              $665              $217            $5,702
Intersegment revenues................       500               -                 -                 -                 500
Segment income (loss)
      before taxes...................       557              (227)              (47)               (6)              277

-----------------------------------------------------------------------------------------------------------------------

                           ITC LEARNING CORPORATION

                                 MARCH 31, 1999

                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION (CONTINUED)

Quarter ended March 31, 1998

-------------------------------------------------------------------------------------------------------
                                        United                       United
                                        States         Canada        Kingdom      Australia      Total
-------------------------------------------------------------------------------------------------------
Revenues from
      external customers............     $1,748        $  -            $807          $280        $2,835
Intersegment revenues...............        -             -             -             -             -
Segment income (loss)
      before taxes..................     (1,361)          -             473           135          (753)

-------------------------------------------------------------------------------------------------------


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

       The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                                                            March 31,                     March 31,
                                                                              1999                          1998
                                                                              ----                          ----
      Net income (loss).........................................       $        276,847              $       (753,176)
      Foreign currency translation adjustment...................                  5,741                        (6,816)
                                                                       ----------------              ----------------
                                                                       $        282,588              $       (759,992)
                                                                       ================              ================


       The components of accumulated other comprehensive income, net of related tax, for the three months ended March 31, 1999 and December 31, 1998 are as follows:

                                                                             March 31,                   December 31,
                                                                               1999                          1998
                                                                               ----                          ----
                                                                            (Unaudited)
      Cumulative foreign currency translation adjustment........        $         (4,786)             $        (10,527)
                                                                        ================              ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

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

Risk Factors

       A number of factors could contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. These include the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company's direct and indirect distribution channels, the introduction and acceptance of new products, the Company's ability to renew or replace its existing line of credit under favorable terms and conditions, and the degree to which the market understands and accepts the Company's role as a provider of training solutions.

       In addition, the Company faces certain general business risks which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998 ("FIRST QUARTER OF 1998")

Revenues

       Revenues for the first quarter of 1999 totaled $5,702,000, as compared to $2,835,000 for the first quarter of 1998, representing an increase of $2,867,000 or 101%. The increase in revenues was primarily attributable to increased sales of the Company's core technology-delivered and multimedia courseware products. Revenues from the Company's PC Skills, Regulatory, Technical and Basic Skills courseware libraries remained strong during the first quarter of 1999, while revenues generated from businesses acquired during 1998 increased to 13% of total revenues and represented 25% of the total revenue growth for the period. During 1998, the Company made significant investments in the expansion of its sales and marketing infrastructure as well as its Business Alliance Partner program. Those investments, along with the Company's 1998 product acquisitions, were primarily responsible for the significant revenue growth over the first quarter of 1998. The Company believes that its revenue performance for the first quarter of 1999 is more indicative of revenue levels for the subsequent periods during 1999. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

       During the first quarter of 1999, ITC recorded $176,000 in hardware sales, as compared to $64,000 recorded during the first quarter of 1998, representing an increase of $112,000.

Cost of Sales and Gross Margin

       Cost of sales for the first quarter of 1999, which includes courseware and hardware costs, totaled $2,557,000, resulting in gross margin of $3,145,000 or 55% of total revenues, as compared to cost of sales of $1,325,000 resulting in gross margin of $1,510,000 or 53% of total revenues for the first quarter of 1998, an increase in gross margin of $1,635,000 and an increase in gross margin percentage of 2%. The increase in total gross margin is principally due to increased courseware revenues during the first quarter of 1999 as compared to the first quarter of 1998. The slight increase in gross margin percentage was due to normal fluctuations in the Company's distribution channel mix.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses totaled $2,875,000 for the first quarter of 1999, as compared to $2,413,000 for the first quarter of 1998, representing an increase of $462,000 or 19%.

       Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the first quarter of 1999 totaled $1,586,000, as compared to $1,037,000 for the first quarter of 1998. The increase in selling expenses of $549,000 or 53% during the first quarter of 1999 as compared to the first quarter of 1998 is principally due to the expansion of the Company's direct sales force during 1998. Selling expenses as a percentage of revenues decreased to 28% in the first quarter of 1999 from 37% in the first quarter of 1998 primarily due to higher revenues and increased efficiencies associated with the Company's marketing efforts.

       General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for the first quarter of 1999 as compared to the first quarter of 1998 were $1,289,000 and $1,376,000, respectively. The decrease in general and administrative expenses was $87,000 or 6%, which was primarily due to tighter control of discretionary costs. General and administrative expenses as a percentage of revenues decreased to 23% in the first quarter of 1999 from 49% in the first quarter of 1998.

Income Before Income Taxes and Net Income

       Operations for the first quarter of 1999 resulted in pre-tax income of $277,000, as compared to a pre-tax loss of $753,000 for the first quarter of 1998. The resulting net income of $277,000 or $0.07 per diluted share compares with a net loss of $753,000 or $0.19 per share in the first quarter of 1998. The higher pre-tax and net income for the first quarter of 1999 is primarily due to increased courseware sales and resulting gross margin as compared to the first quarter of 1998.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

       Working capital at March 31, 1999 was $2,364,000 as compared to $1,799,000 at December 31, 1998, an increase of $565,000 or 31%, primarily due to the higher net income, and payment of various short-term liabilities during the first quarter of 1999.

       Cash used for operating activities totaled $135,000 for the first quarter of 1999, as compared to cash provided by operating activities of $1,022,000 for the first quarter of 1998, a decrease of $1,157,000. The decrease is due to slower turnover of operating assets in relation to operating liabilities during the first quarter of 1999 as compared to the first quarter of 1998.

       Cash used for investing activities totaled $622,000 for the first quarter of 1999, as compared to cash used for investing activities of $2,705,000 for the first quarter of 1998, a decrease of $2,083,000. The decrease is primarily attributable to the absence of acquisition activity in 1999 as compared to 1998, partially offset by slightly higher product development and capital expenditure costs.

      Cash provided by financing activities totaled $1,087,000 for the first quarter of 1999, as compared to cash used for financing activities of $555,000 for the first quarter of 1998, an increase of $1,642,000. The increase is principally attributable to the Company's increased utilization of its line of credit as compared to 1998, and a stock repurchase transaction which occurred during the first quarter of 1998. The Company's line of credit matures June 30, 1999 and the Company has historically been able to renew the borrowing for an additional one year term. The Company is negotiating with its principal lender for the renewal of its existing credit facility and as a contingency, the Company is also exploring other financing alternatives. The Company believes it will secure a credit facility with favorable terms and conditions by June 30, 1999, although there is no assurance that it will do so. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussions.

       The Company believes that cash on hand, anticipated cash flows from 1999 operations and its existing line of credit or replacement financing will be sufficient to meet the Company's cash requirements for at least the next twelve months. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products, new products launched in 1999 and products resulting from its 1998 acquisitions. However, the Company will continue to evaluate alternative sources of liquidity available to it, including expansion of existing or development of alternative sources of bank financing and equity or debt securities offerings, to satisfy ongoing working capital and capital expenditure requirements. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

SOFTWARE REVENUE RECOGNITION

       In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 took effect in fiscal years beginning after December 15, 1997 and clarify rules of revenue recognition related to customer acceptance, product upgrades and post-contract customer support. In March 1998, the AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The Company implemented SOP 97-2 as amended by SOP 98-4 for transactions entered into beginning January 1, 1998.

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

       The Company began an assessment of the implications of the Year 2000 issue during late 1997. The Company appointed a Y2K readiness team, which meets periodically to assess Y2K trends and developments. The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. Management estimates the total costs to mitigate the Company's Y2K exposure will range from $300,000 to $400,000, of which $205,000 has been incurred to date. The Company has substantially completed its assessment of all software and hardware systems that could be significantly impacted by the Year 2000. Based on these assessments, current versions of the Company's administrative and courseware products and the majority of the Company's operational software applications have been determined to be Year 2000 compliant, and require no remediation. Versions of the Company's legacy products, which are analog-laserdisc delivered products, are not Year 2000 compliant. This is primarily due to the authoring language that the products were developed in as well as the operating systems and computer equipment that delivered the laserdisc training programs. The Company does not plan to modify the analog-laserdisc product to become Year 2000 compliant. The Company ceased sales and marketing efforts of the analog-laserdisc products in 1996; therefore, any impact on results of operations or financial position is not expected to be material. Courseware and operating applications that were found to be non-compliant are currently being reprogrammed or replaced. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors, and subcontractors and continues to monitor their compliance.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits



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

       27.1   Financial Data Schedule (filed herewith).

B.       Reports on Form 8-K:

None.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
       (Registrant)

By:               /s/Carl D. Stevens               DATE        May 3, 1999
      ----------------------------------------              -------------------
      Carl D. Stevens, President,
      Chief Executive Officer and Director


By:               /s/Christopher E. Mack           DATE        May 3, 1999
      ----------------------------------------              -------------------
      Christopher E. Mack, Vice President,
      Treasurer, and Chief Financial Officer


By:               /s/Matthew C. Sysak              DATE        May 3, 1999
      ----------------------------------------              -------------------
      Matthew C. Sysak, Corporate Controller