Form 10QSB
period 1999-06-30
ITC LEARNING CORP
filed 1999-08-13
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                   FORM 10-QSB

 (MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-13741


                            ITC LEARNING CORPORATION
                            ------------------------
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

                                 (703) 713-3335
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         As of June 30, 1999, 3,958,245 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):   [ ]  Yes   [X]  No

                            ITC LEARNING CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                        PART I - FINANCIAL INFORMATION                                                        PAGE
                                                                                                                              ----

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 1999 and 1998............................................................1

            Condensed Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998...............................................................................2-3

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998.............................................................................4

            Notes to Condensed Consolidated Financial Statements................................................................5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................................................11




                                        PART II - OTHER INFORMATION


Item 1.     Legal Proceedings..................................................................................................16

Item 2.     Changes in Securities and Use of Proceeds..........................................................................16

Item 3.     Defaults Upon Senior Securities....................................................................................16

Item 4.     Submission of Matters to a Vote of Security Holders................................................................16

Item 5.     Other Information..................................................................................................16

Item 6.     Exhibits and Reports on Form 8-K...................................................................................16

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                              For the 3 Months Ended June 30,          For the 6 Months Ended June 30,
                                           1999                 1998                    1999                      1998
                                           ----                 ----                    ----                      ----
Net revenues.......................   $   5,469,195      $        4,040,257       $       11,171,579      $        6,874,955
Cost of sales......................       1,955,446               2,403,292                4,512,674               3,728,289
                                      -------------      ------------------       ------------------      ------------------
Gross margin.......................       3,513,749               1,636,965                6,658,905               3,146,666


Sales and marketing expense........       1,608,863               1,687,852                3,195,061               2,724,732
General and
   administrative expense..........       1,522,112               1,593,713                2,811,303               2,970,249
Equity in earnings of affiliates...         (47,160)                (94,153)                (112,307)               (156,953)
                                      -------------      ------------------       ------------------      ------------------

Income (loss) before interest
    and income taxes...............         429,934              (1,550,447)                 764,848              (2,391,362)

Interest income....................          41,462                  80,958                   46,967                 186,670
Interest expense...................         (97,334)                (18,062)                (160,906)                (36,035)
                                      -------------      ------------------       ------------------      ------------------

Income (loss) before income taxes..         374,062              (1,487,551)                 650,909              (2,240,727)

Income tax expense (benefit).......          --                    (222,515)                  --                    (222,515)
                                      -------------      ------------------       ------------------      ------------------

Net income (loss)..................   $     374,062      $       (1,265,036)      $          650,909      $       (2,018,212)
                                      =============      ==================       ==================      ==================

Net income (loss) per common share:
    Basic..........................   $       0.10       $           (0.33)       $            0.17       $           (0.52)
                                      ==============     ==================       ===================     ==================

    Diluted........................   $       0.10       $           (0.33)       $            0.17       $           (0.52)
                                      ==============     ==================       ===================     ==================



     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    June 30,                 December 31,
                                                                                      1999                       1998
                                                                                      ----                       ----
                                                                                   (Unaudited)

Current assets:
      Cash and cash equivalents........................................      $          313,818         $          267,045
      Accounts receivable, net (notes 2, 4 and 5)......................               6,748,515                  5,992,902
      Due from affiliates..............................................                 176,844                    117,023
      Inventories, net (notes 4 and 5).................................                 838,810                    588,971
      Prepaid expenses.................................................                 244,413                    136,730
      Income taxes receivable..........................................                  70,471                    279,747
                                                                             ------------------         ------------------
            Total current assets.......................................               8,392,871                  7,382,418



Note receivable (note 3)...............................................                 747,628                    753,420


Property and equipment (note 5):
      Video and computer equipment.....................................               2,403,447                  2,162,078
      Furniture and fixtures...........................................                 212,037                    206,313
      Leasehold improvements...........................................                  40,380                     35,092
                                                                             ------------------         ------------------
                                                                                      2,655,864                  2,403,483
      Less accumulated depreciation and amortization...................              (1,665,468)                (1,354,854)
                                                                             ------------------         ------------------
            Net property and equipment.................................                 990,396                  1,048,629



Capitalized program development costs, net.............................               5,263,125                  5,393,182
Intangible assets, net.................................................               3,790,845                  4,060,150
Other .................................................................                   7,099                      8,966
                                                                             ------------------         ------------------





Total assets      .....................................................      $       19,191,964         $       18,646,765
                                                                             ==================         ==================






     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    June 30,                 December 31,
                                                                                      1999                       1998
                                                                                      ----                       ----
                                                                                   (Unaudited)
Current liabilities:
      Line of credit (note 4)..........................................      $        2,049,000         $          647,000
      Current installments of long-term debt (note 5)..................                 305,170                    287,283
      Accounts payable.................................................               1,347,341                  1,973,004
      Due to affiliates................................................                 169,256                    314,247
      Accrued compensation and benefits................................                 512,018                    281,234
      Deferred revenues................................................                 463,950                    420,005
      Other accrued expenses...........................................                 684,275                  1,650,980
      Income taxes payable.............................................                  40,365                     10,161
                                                                             ------------------         ------------------
            Total current liabilities..................................               5,571,375                  5,583,914



Deferred lease obligations.............................................                   4,730                     25,511
Long-term debt (note 5)................................................               1,296,763                  1,439,216
                                                                             ------------------         ------------------
            Total liabilities..........................................               6,872,868                  7,048,641



Stockholders' equity (note 5):
      Common stock, $0.10 par value, 12,000,000 shares
            authorized; 3,958,245 shares issued
            and outstanding in 1999 and 1998...........................                 395,826                    395,826
      Additional capital...............................................              16,502,127                 16,502,127
      Note receivable from ESOP........................................                (393,427)                  (439,677)
      Retained earnings (deficit)......................................              (4,198,716)                (4,849,625)
      Accumulated other comprehensive income (note 7)..................                  13,286                    (10,527)
                                                                             ------------------         ------------------
            Total stockholders' equity.................................              12,319,096                 11,598,124
                                                                             ------------------         ------------------




Total liabilities and stockholders' equity.............................      $       19,191,964         $       18,646,765
                                                                             ==================         ==================










     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                        1999                       1998
                                                                                        ----                       ----
Cash flows from operating activities:
Net income (loss)..........................................................    $          650,909         $       (2,018,212)
Reconciling items:
      Provision for doubtful accounts......................................               200,000                     82,500
      Depreciation and amortization........................................             1,948,688                  1,123,422
      Common stock issued to employees.....................................                --                          4,119
      Foreign currency translation adjustment..............................                23,813                    (47,811)
      Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable.....................              (955,613)                 2,262,002
            Decrease (increase) in inventories.............................              (249,839)                    36,191
            Increase in prepaid expenses...................................              (107,683)                  (368,613)
            Decrease in income taxes receivable............................               209,276                     21,492
            Increase in due from affiliates, net...........................              (204,812)                  (124,686)
            Decrease in other assets.......................................                 7,659                     63,460
            Increase (decrease) in accounts payable........................              (625,663)                   684,295
            Decrease in accrued expenses...................................              (735,922)                  (185,001)
            Increase (decrease) in deferred revenues.......................                43,945                   (138,698)
            Decrease in deferred lease obligations.........................               (20,781)                    (9,822)
            Increase (decrease) in income tax payable......................                30,204                   (222,982)
            Net effect of acquired operating assets and liabilities........                --                        (39,866)
                                                                               ------------------         ------------------
Net cash provided by operating activities..................................               214,181                  1,121,790

Cash flows from investing activities:
      Capitalized program development costs................................            (1,238,713)                  (221,704)
      Capital expenditures.................................................              (252,379)                  (425,423)
      Acquisitions, net of cash acquired and notes payable.................                --                     (2,654,621)
                                                                               ------------------         ------------------
Net cash used for investing activities.....................................            (1,491,092)                (3,301,748)

Cash flows from financing activities:
      Borrowings under line of credit......................................             6,861,000                    212,000
      Repayments under line of credit......................................            (5,459,000)                  (174,000)
      Principal payments on long-term debt.................................              (124,566)                   (41,785)
      Issuance of common stock.............................................                --                          3,800
      Repurchase of common stock...........................................                --                       (535,848)
      Employee stock ownership plan note collections.......................                46,250                     51,000
                                                                               ------------------         ------------------
Net cash provided by (used for) financing activities.......................             1,323,684                   (484,833)
                                                                               ------------------         ------------------

Net increase (decrease) in cash............................................                46,773                 (2,664,791)

Cash and cash equivalents, beginning of period.............................               267,045                  4,885,672
                                                                               ------------------         ------------------
Cash and cash equivalents, end of period...................................    $          313,818         $        2,220,881
                                                                               ==================         ==================


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

                                  JUNE 30, 1999

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

      The details of the earnings per share calculation for the quarters and the six months ended June 30, 1999 and 1998 are as follows:

                                                                       Income                                         Per Share
                                                                       (Loss)                  Shares                  Amount
                                                                       ------                  ------                  ------
QUARTER ENDED JUNE 30, 1999
      Earnings per share of common stock - basic.............    $        374,062               3,879,923        $           0.10
      Dilutive securities:
            Stock options....................................              --                      48,982                  --
                                                                 ----------------        ----------------        ----------------
      Earnings per share of common stock - diluted...........    $        374,062               3,928,905        $           0.10
                                                                 ----------------        ----------------        ----------------

QUARTER ENDED JUNE 30, 1998
      Loss per share of common stock - basic.................    $     (1,265,036)              3,890,339        $          (0.33)
      Dilutive securities:
            Stock options....................................              --                      --                      --
                                                                 ----------------        ----------------        -----------------
      Loss per share of common stock - diluted...............    $     (1,265,036)              3,890,339        $          (0.33)
                                                                 ----------------        ----------------        -----------------

SIX MONTHS ENDED JUNE 30, 1999
      Earnings per share of common stock - basic.............    $        650,909               3,884,923        $           0.17
      Dilutive securities:
            Stock options....................................              --                      49,014                  --
                                                                 ----------------        ----------------        ----------------
      Earnings per share of common stock - diluted...........    $        650,909               3,933,937        $           0.17
                                                                 ----------------        ----------------        ----------------

SIX MONTHS ENDED JUNE 30, 1998
      Loss per share of common stock - basic.................    $     (2,018,212)              3,890,389        $          (0.52)
      Dilutive securities:
            Stock options....................................              --                      --                      --
                                                                 ----------------        ----------------        -----------------
      Loss per share of common stock - diluted...............    $     (2,018,212)              3,890,389        $          (0.52)
                                                                 ----------------        ----------------        -----------------

                           ITC LEARNING CORPORATION

                                  JUNE 30, 1999

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2 - ACCOUNTS RECEIVABLE

      Accounts receivable include the following:

                                                                                 June 30,                    December 31,
                                                                                   1999                          1998
                                                                                   ----                          ----
                                                                                (Unaudited)

      Trade accounts receivable.....................................        $      6,870,398              $      6,014,595
      Unbilled contract receivables.................................                 161,941                        37,728
      Less allowance for doubtful accounts..........................                (289,806)                      (89,421)
                                                                            ----------------              ----------------
          Trade accounts receivable, net............................               6,742,533                     5,962,902
      Other receivables.............................................                   5,982                        30,000
                                                                            ----------------              ----------------
                                                                            $      6,748,515              $      5,992,902
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


NOTE 4 - LINE OF CREDIT

     On August 11, 1999, the Company entered into a new line of credit agreement with its principal lender for a two-year term. Under the provisions of the new agreement, the Company increased its borrowing capacity by $1,000,000 to $4,000,000. The Company collateralized the credit facility by granting the bank a security interest in the assets of the Company. The agreement requires maintenance of certain financial ratios (minimum working capital and tangible net worth) and contains certain restrictive covenants which limit borrowings and the ability to merge or dispose of assets.

      At June 30, 1999 and December 31, 1998, the balances outstanding on the line of credit were $2,049,000 and $647,000, respectively. Interest on the facility is calculated at the U.S. prime rate plus 1% and is payable monthly on any outstanding balance.

                           ITC LEARNING CORPORATION

                                  JUNE 30, 1999

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:                                                          June 30,           December 31,
                                                                                                     1999                 1998
                                                                                                     ----                 ----
                                                                                                  (Unaudited)

8.5% note payable to the Company's principal lender due in                                       $    370,914       $      415,549
monthly principal and interest installments of $10,258 through December 2002, collateralized by the assignment of interest in the Company's accounts receivable, inventory and property and equipment.

8.0% note payable to Nova Scotia Business Development                                               1,231,019            1,310,950
Corporation ("NSBDC") due in monthly interest installments (beginning October 31, 1998)
and quarterly principal installments (beginning March 31, 1999), maturing in December
2003.  The NSBDC has a subordinated interest position to the Company's principal lender, in the receivables and inventory of ITC Canada Limited.  Additionally, the NSBDC's interest in the fixed assets and intellectual property of ITC Canada Limited ranks pari passu with the Company's principal lender.
                                                                                              ---------------     ----------------
                                                                                                    1,601,933            1,726,499

Less amount classified as current                                                                    (305,170)            (287,283)
                                                                                              ---------------     ----------------
                                                                                                 $  1,296,763       $    1,439,216
                                                                                              ---------------     ----------------

                           ITC LEARNING CORPORATION

                                  JUNE 30, 1999

                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

      The following tables identify revenues and profit or loss by reportable segment for the quarters and the six months ended June 30, 1999 and 1998 (amounts in thousands):

QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------------------------------------------------------
                                               United                               United
                                               States             Canada            Kingdom          Australia          Total
--------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers.......         $3,998              $566              $587              $318            $5,469
Intersegment revenues..................            707               249               --                --                956
Segment income (loss) before taxes.....            576              (181)              (51)               30               374
--------------------------------------------------------------------------------------------------------------------------------

QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------------------------------------------------------
                                               United                               United
                                               States            Canada(1)          Kingdom          Australia          Total
--------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers.......         $2,937             $--                $695              $408            $4,040
Intersegment revenues..................            809              --                 --                --                809
Segment loss before taxes..............         (1,104)             --                (302)              (82)           (1,488)
--------------------------------------------------------------------------------------------------------------------------------
                                                    (1) Canadian subsidiary commenced operations September 25, 1998.

SIX MONTHS ENDED JUNE 30, 1999

--------------------------------------------------------------------------------------------------------------------------------
                                               United                               United
                                               States             Canada            Kingdom          Australia          Total
--------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers.......         $8,202            $1,182            $1,253              $535           $11,172
Intersegment revenues..................          1,207               249               --                --              1,456
Segment income (loss) before taxes.....          1,134              (409)              (98)               24               651
--------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 1998

--------------------------------------------------------------------------------------------------------------------------------
                                               United                               United
                                               States            Canada(1)          Kingdom          Australia          Total
--------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers.......         $4,685             $--              $1,502              $688            $6,875
Intersegment revenues..................            809              --                 --                --                809
Segment income (loss) before taxes.....         (2,465)             --                 171                53            (2,241)
--------------------------------------------------------------------------------------------------------------------------------
                                                     (1) Canadian subsidiary commenced operations September 25, 1998.

                           ITC LEARNING CORPORATION

                                  JUNE 30, 1999

                                   (UNAUDITED)


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of related tax, for the six months ended June 30, 1999 and 1998 are as follows:

                                                                                       June 30,                      June 30,
                                                                                         1999                          1998
                                                                                         ----                          ----
      Net income (loss)...................................................        $        650,909                   $(2,018,212)
      Foreign currency translation adjustment.............................                  23,813                       (47,811)
                                                                                  ----------------                   -----------
      Comprehensive income (loss)                                                 $        674,722                   $(2,066,023)
                                                                                  ----------------                   -----------

      The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                                                         June 30,                    December 31,
                                                                                           1999                          1998
                                                                                           ----                          ----
                                                                                        (Unaudited)
      Cumulative foreign currency translation adjustment....................        $         13,286              $        (10,527)
                                                                                    ================              ================

NOTE 8 - SUBSEQUENT EVENT

      On August 10, 1999 the Company executed a letter of intent with Thoma Cressey Fund VI, LP ("TCEP"), a private equity fund managed by Thoma Cressey Equity Partners, Inc., to invest $20 million in ITC. The investment by TCEP is expected to be in the form of convertible preferred stock, which will be convertible into the Company's common stock at $5.00 per share, resulting in approximately 50% of the Company's common stock. The preferred stock will also carry a 6% per annum paid-in-kind stock dividend. TCEP will have the ability to elect a majority of the Company's board of directors, appoint a majority to the Company's finance and compensation committees and be entitled to certain contractual commitments by the Company including redemption and registration rights. Prior to obtaining shareholder approval, TCEP may elect to invest approximately $5 million through a convertible note, which would carry similar terms to the preferred stock and be convertible into preferred stock upon receipt of shareholder approval.

      Subject to shareholder approval, the Company anticipates completing this transaction during the fourth quarter of 1999. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

      ITC Learning Corporation ("ITC" or the "Company") develops, markets and sells multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. ITC was incorporated under the laws of the State of Maryland on January 28, 1977. The Company's training solutions include a state-of-the-art training management system, approximately 600 training titles, CD-ROM, Internet, intranet and videotape delivery capabilities and customer support and implementation services. The Company's portfolio of products is one of the largest libraries of interactive CD-ROM and technology-delivered training programs available today, having improved productivity in major corporations, government agencies and school systems across the United States. ITC's training programs combine full-motion video, audio, animation, graphics, and text into a single learning presentation. The Company has a worldwide customer base of approximately 5,000 organizations.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 ("SECOND QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998 ("SECOND QUARTER OF 1998")

Revenues

      Revenues for the second quarter of 1999 totaled $5,469,000, as compared to $4,040,000 for the second quarter of 1998, representing an increase of $1,429,000 or 35%. The increase in revenues was attributable to increased sales of the Company's Enterprise Training Management Software - AdminSTAR(TM), as well as the inclusion of revenues generated from the Company's Canadian subsidiary which commenced operations on September 25, 1998. Revenues generated from products and businesses acquired during 1998, including

AdminSTAR(TM), increased from $156,000 to $2,950,000, or 54% of total revenues for the quarter ended June 30, 1999. Revenues generated from the Company's Enterprise Training Management Software - AdminSTAR(TM) were $2,218,000 for the second quarter of 1999, of which $2,000,000 was from one customer.

      During the second quarter of 1999, ITC recorded $264,000 in hardware revenue, as compared to $318,000 recorded during the second quarter of 1998, representing a decrease of $54,000, primarily due to decreased customer demand for the hardware component of ITC's training solutions. While the Company will continue to fulfill customers' hardware requirements as a component of its training solutions, the Company does not anticipate significant revenue growth from hardware sales. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Cost of Sales and Gross Margin

      Cost of sales for the second quarter of 1999, which include courseware and hardware costs, totaled $1,955,000, resulting in gross margin of $3,514,000 or 64% of total revenues, as compared to cost of sales of $2,403,000 resulting in gross margin of $1,637,000 or 41% of total revenues for the second quarter of 1998, an increase in gross margin of $1,877,000 and an increase in gross margin percentage of 23%. The increase in total gross margin was primarily due to increased revenues during the second quarter of 1999 as compared to the second quarter of 1998. The increase in gross margin percentage was due to an increased volume of transactions generated by the Company's direct sales force, resulting in decreased reseller or third party costs, and significantly higher gross margin per sale.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $3,131,000 for the second quarter of 1999, as compared to $3,282,000 for the second quarter of 1998, representing a decrease of $151,000 or 5%.

      Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the second quarter of 1999 totaled $1,609,000, as compared to $1,688,000 for the second quarter of 1998. The decrease in selling expenses of $79,000 or 5% was due to an overall reduction in marketing expenditures, offset by slightly higher direct sales costs as a result of business acquired during 1998. Selling expenses as a percentage of revenues decreased to 29% in the second quarter of 1999 from 42% in the second quarter of 1998 primarily due to higher revenues in relation to static sales and marketing costs.

      General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for the second quarter of 1999 totaled $1,522,000, as compared to $1,594,000 for the second quarter of 1998. The decrease in general and administrative expenses of $72,000 or 5% was primarily due to decreased personnel related costs, offset by general and administrative expenses associated with the Company's Canadian subsidiary which commenced operations on September 25, 1998. General and administrative expenses as a percentage of revenue decreased to 28% in the second quarter of 1999 from 39% in the second quarter of 1998, primarily due to higher revenues in relation to a static cost structure.

Income Before Income Taxes and Net Income

      Operations for the second quarter of 1999 resulted in pre-tax income of $374,000, as compared to a pre-tax loss of $1,488,000 for the second quarter of 1998. The resulting net income of $374,000 or $0.10 per diluted share compares with a net loss of $1,265,000 or $0.33 per share in the second quarter of 1998. The higher pre-tax and net income for the second quarter of 1999 is primarily due to increased sales revenues and resulting gross margin as compared to the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 ("FIRST HALF OF 1999") COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998 ("FIRST HALF OF 1998")

Revenues

      Revenues for the first half of 1999 totaled $11,172,000 as compared to $6,875,000 for the first half of 1998, representing an increase of $4,297,000 or 63%. The increase in revenues was attributable to an overall increase in sales of the Company's core technology-delivered multimedia courseware products, as well as revenues associated with products and businesses acquired in 1998. Revenues from sales of the Company's Enterprise Training Management Software - AdminSTAR(TM) (acquired in March of 1998) totaled $2,520,000 during the first half of 1999 as compared to $182,000 during the first half of 1998, representing an increase of $2,338,000. Total revenues from products and businesses acquired during 1998 amounted to $3,843,000 during the first half of 1999, accounting for the majority of the revenue increase as compared to the first half of 1998.

      During the first half of 1999, ITC recorded $439,000 in hardware revenue, as compared to $382,000 recorded during the first half of 1998, representing in increase of $57,000.

Cost of Sales and Gross Margin

      Cost of sales for the first half of 1999 totaled $4,513,000 resulting in a gross margin of $6,659,000 or 60% of total revenues, as compared to cost of sales of $3,728,000 resulting in gross margin of $3,147,000 or 46% of total revenues for the first half of 1998. The increase in total gross margin was primarily due to increased revenues during the first half of 1999 as compared to the first half of 1998. The increase in gross margin percentage was due to a normal fluctuation in sales channel mix from resellers or third party agents to direct sales.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $6,006,000 for the first half of 1999 as compared to $5,695,000 for the first half of 1998, representing an increase of $311,000 or 5%.

      Selling expenses for the first half of 1999 totaled $3,195,000 as compared to $2,725,000 for the first half of 1998, representing an increase of $470,000 or 17%. The increase was due to the expansion of sales and marketing efforts focused on products and businesses acquired during 1998 and the Company's expansion into new sales territories during the fourth quarter of 1998. For the first half of 1999, selling expenses as a percentage of revenues decreased to 29% as compared to 40% for the first half of 1998. The decrease of 11% was the result of achieving higher revenues while maintaining a static cost structure.

      General and administrative expenses for the first half of 1999 totaled $2,811,000 as compared to $2,970,000 for the first half of 1998, representing a decrease of $159,000 or 5%. The decrease was due to lower personnel related costs, offset by higher general and administrative expenses associated with the Company's Canadian subsidiary which commenced operations on September 25, 1998. General and administrative expenses as a percentage of revenues decreased to 25% in the first half of 1999 from 43% in the first half of 1998. The decrease of 18% was the result of achieving higher revenues while maintaining a static cost structure.

Income Before Income Taxes and Net Income

      Operations for the first half of 1999 resulted in pre-tax income of $651,000, as compared to a pre-tax loss of $2,241,000 for the first half of 1998. The resulting net income of $651,000 or $0.17 per diluted share compares with a net loss of $2,018,000 or $0.52 per share in the first half of 1998. The increase in net income of $2,669,000 is due to increased sales revenue and resulting gross margin as compared to the first half of 1998.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

      Working capital at June 30, 1999 was $2,821,000 as compared to $1,799,000 at December 31, 1998, an increase of $1,022,000 or 57%, primarily due to accounts receivable growth as a result of increased sales, lower accounts payable balances, offset by increased utilization of the Company's line of credit during the second quarter of 1999.

      Cash provided by operating activities totaled $214,000 for the first half of 1999, as compared to cash provided by operating activities of $1,122,000 for the first half of 1998, a decrease of $908,000. The decrease is due to slower turnover of operating assets in relation to operating liabilities during the first half of 1999 as compared to the first half of 1998.

      Cash used for investing activities totaled $1,491,000 for the first half of 1999, as compared to cash used for investing activities of $3,302,000 for the first half of 1998, a decrease of $1,811,000. The decrease is primarily attributable to the absence of acquisition activity in 1999 as compared to 1998, partially offset by higher product development costs.

     Cash provided by financing activities totaled $1,324,000 for the first half of 1999, as compared to cash used for financing activities of $485,000 for the first half of 1998, an increase of $1,809,000. The increase is principally attributable to the Company's increased utilization of its line of credit as compared to 1998, and the absence of a stock repurchase transaction, which occurred during the first half of 1998. On August 11, 1999, the Company entered into a new line of credit agreement with its principal lender for a two-year term. Under the provisions of the new agreement, the Company increased its borrowing capacity by $1,000,000 to $4,000,000. The Company collateralized the credit facility by granting the bank a security interest in the assets of the Company.

      The Company believes that cash on hand, anticipated cash flows from 1999 operations and its existing line of credit will be sufficient to meet the Company's cash requirements for at least the next twelve months. Anticipated cash flows from 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products, new products launched in 1999 and products resulting from its 1998 acquisitions. However, the Company will continue to evaluate alternative sources of liquidity available to it, including expansion of existing or development of alternative sources of bank financing and equity or debt securities offerings, to satisfy ongoing working capital and capital expenditure requirements, as well as provide additional funding to execute its long-term strategic plans. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.



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

      The Company began an assessment of the implications of the Year 2000 issue during late 1997. Since then, the Company has made substantial progress towards eliminating its exposure to Y2K related issues. The Company's plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing, and implementation. Through June 30, 1999, the Company has substantially completed the assessment, remediation and testing of its courseware products and its operating infrastructure, and believes its products and mission critical operating functions to be year 2000 compliant. The Company plans on completing the final phase of its Y2K plan by September 30, 1999. Management estimates the total costs to mitigate the Company's Y2K exposure will total $400,000, of which $325,000 has been incurred to date. Versions of the Company's legacy products, which are analog-laserdisc delivered products, are not Year 2000 compliant. This is primarily due to the authoring language that the products were developed in as well as the operating systems and computer equipment that delivered the laserdisc training programs. The Company does not plan to modify the analog-laserdisc product to become Year 2000 compliant. The Company ceased sales and marketing efforts of the analog-laserdisc products in 1996; therefore, any impact on results of operations or financial position is not expected to be material. Commercially viable courseware products and operating applications that were found to be non-compliant will be reprogrammed or replaced by September 30, 1999. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors, and subcontractors and continues to monitor their compliance, however the Company believes non-compliance of its suppliers and vendors will not represent a significant threat due to the nature of its raw materials and existing alternatives in the marketplace. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.


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

      The Company has contingency plans for all mission critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

SUBSEQUENT EVENT

     On August 10, 1999 the Company executed a letter of intent with Thoma Cressey Fund VI, LP ("TCEP"), a private equity fund managed by Thoma Cressey Equity Partners, Inc., to invest $20 million in ITC. The investment by TCEP is expected to be in the form of convertible preferred stock, which will be convertible into the Company's common stock at $5.00 per share, resulting in approximately 50% of the Company's common stock. The preferred stock will also carry a 6% per annum paid-in-kind stock dividend. TCEP will have the ability to elect a majority of the Company's board of directors, appoint a majority to the Company's finance and compensation committees and be entitled to certain contractual commitments by the Company including redemption and registration rights. Prior to obtaining shareholder approval, TCEP may elect to invest approximately $5 million through a convertible note, which would carry similar terms to the preferred stock and be convertible into preferred stock upon receipt of shareholder approval.

      Subject to shareholder approval, the Company anticipates completing this transaction during the fourth quarter of 1999. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on May 5, 1999. There was one agenda item submitted to a vote of security holders, the election of two directors to the Company's Board of Directors. The shareholders elected Robert Spillane and re-elected Daniel R. Bannister, the nominees recommended by the Board of Directors, to serve on the Board, each for a term of three years. The number of votes cast in favor of Dr. Spillane's election was 2,536,720, with 390,140 votes against and 1,031,345 abstaining. The number of votes cast in favor of Mr. Bannister's re-election was 2,328,609, with 598,251 votes against and 1,031,345 abstaining. John D. Sanders, Richard E. Thomas, Carl D. Stevens and Peter Li each continued in office as directors after the annual meeting.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

     EXHIBIT
       NO.                                            DESCRIPTION
-----------------------------------------------------------------------------

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

       10.1 Employment Agreement with Christopher E. Mack dated January 7, 1998 (filed herewith).

       10.2 Employment Agreement with Carl D. Stevens dated January 7, 1998 (filed herewith).

       27.1          Financial Data Schedule (filed herewith).


B.       Reports on Form 8-K:

None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
     (Registrant)


By:                     /s/Carl D. Stevens                                          DATE                    August 13, 1999
            ---------------------------------------------------------------                  ------------------------------
            Carl D. Stevens, President,
            Chief Executive Officer and Director


By:                     /s/Christopher E. Mack                                      DATE                    August 13, 1999
            ---------------------------------------------------------------                  ------------------------------
            Christopher E. Mack, Vice President,
            Treasurer, and Chief Financial Officer


By:                     /s/Matthew C. Sysak                                         DATE                    August 13, 1999
            ---------------------------------------------------------------                  ------------------------------
            Matthew C. Sysak, Corporate Controller