Form 10QSB
period 1999-09-30
ITC LEARNING CORP
filed 1999-11-15
CIK 764867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ---------------------------

                                  FORM 10-QSB

(MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                          ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  As of September 30, 1999, 3,964,078 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):   [ ]  Yes    [X]  No

                            ITC LEARNING CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                       PART I - FINANCIAL INFORMATION                                 PAGE
Item 1.           Financial Statements
                  Condensed Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1999
                  and 1998 (Unaudited)...............................................................    1
                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999  (Unaudited) and December 31, 1998 (Audited)....................  2-3
                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998 (Unaudited)..........................    4
                  Notes to Condensed Consolidated Financial Statements (Unaudited)...................    5
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................   11

                                         PART II - OTHER INFORMATION
Item 1.           Legal Proceedings..................................................................   17
Item 2.           Changes in Securities..............................................................   17
Item 3.           Defaults Upon Senior Securities....................................................   17
Item 4.           Submission of Matters to a Vote of Security Holders................................   17
Item 5.           Other Information..................................................................   17
Item 6.           Exhibits and Reports on Form 8-K...................................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               For the 3 Months Ended             For the 9 Months Ended
                                                    September 30,                      September 30,
                                               1999              1998             1999               1998
                                               ----              ----             ----               ----
Net revenues..........................    $   3,102,150     $   4,053,955    $  14,273,729     $  10,928,910
Cost of sales.........................        2,220,530         2,837,768        6,733,204         6,566,057
                                          -------------     -------------    -------------     -------------
Gross margin..........................          881,620         1,216,187        7,540,525         4,362,853


Sales and marketing expense...........        1,582,673         1,644,414        4,777,734         4,369,146
General and
   administrative expense.............        1,545,022         1,508,948        4,356,325         4,479,197
Equity in earnings of affiliates......          (37,101)          (19,949)        (149,408)         (176,902)
                                          -------------     -------------    -------------     -------------

Loss before interest
    and income taxes..................       (2,208,974)       (1,917,226)      (1,444,126)       (4,308,588)

Interest income.......................           21,003            47,522           67,969           234,192
Interest expense......................          (79,053)          (26,321)        (239,959)          (62,356)
                                          -------------     -------------    -------------     -------------

Loss before income taxes..............       (2,267,024)       (1,896,025)      (1,616,116)       (4,136,752)
Income tax expense (benefit)..........           --                --               --              (222,516)
                                          -------------     -------------    -------------     -------------
Net loss..............................    $  (2,267,024)    $  (1,896,025)   $  (1,616,116)    $  (3,914,236)
                                          =============     =============    =============     =============
Net loss per common share:
    Basic and diluted.................    $       (0.58)    $       (0.48)   $       (0.42)    $       (1.00)
                                          =============     =============    =============     =============
Weighted average number
    of shares outstanding.............        3,881,382         3,991,629        3,890,415         3,909,630
                                          =============     =============    =============     =============

                See accompanying notes to condensed consolidated
                             financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                           September 30,      December 31,
                                                                               1999               1998
                                                                               ----               ----
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents.......................................    $     296,478       $     267,045
     Accounts receivable, net (notes 2, 4 and 5).....................        5,445,125           5,992,902
     Due from affiliates.............................................          168,247             117,023
     Inventory, net (notes 4 and 5)..................................          448,725             588,971
     Prepaid expenses................................................          212,785             136,730
     Income taxes receivable.........................................           58,094             279,747
                                                                         -------------       -------------
         Total current assets........................................        6,629,454           7,382,418



Note receivable (note 3).............................................          747,628             753,420


Property and equipment (note 5):
     Video and computer equipment....................................        2,535,455           2,162,078
     Furniture and fixtures..........................................          211,062             206,313
     Leasehold improvements..........................................           59,074              35,092
                                                                         -------------       -------------
                                                                             2,805,591           2,403,483
     Less accumulated depreciation and amortization..................       (1,826,060)         (1,354,854)
                                                                         -------------       -------------
         Net property and equipment..................................          979,531           1,048,629



Capitalized program development costs, net...........................        5,335,106           5,393,182
Intangible assets, net...............................................        3,644,766           4,060,150
Other ...............................................................           23,012               8,966
                                                                         -------------       -------------





Total assets  .......................................................    $  17,359,497       $  18,646,765
                                                                         =============       =============


                See accompanying notes to condensed consolidated
                             financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,      December 31,
                                                                               1999               1998
                                                                               ----               ----
                                                                            (Unaudited)
Current liabilities:
     Line of credit (note 4).........................................    $   2,549,729       $     647,000
     Current installments of long-term debt (note 5).................          204,540             287,283
     Accounts payable................................................        1,611,781           1,973,004
     Due to affiliates...............................................          198,807             314,247
     Accrued compensation and benefits...............................          456,423             281,234
     Deferred revenues...............................................          364,809             420,005
     Other accrued expenses..........................................          921,625           1,650,980
     Income taxes payable............................................              746              10,161
                                                                         -------------       -------------
         Total current liabilities...................................        6,308,460           5,583,914



Deferred lease obligations...........................................            8,424              25,511
Long-term debt (note 5)..............................................          954,520           1,439,216
                                                                         -------------       -------------
         Total liabilities...........................................        7,271,404           7,048,641



Stockholders' equity (note 5):
     Common stock, $0.10 par value, 12,000,000 shares
         authorized; 3,964,078 and 3,958,245 shares issued
         and outstanding in 1999 and 1998, respectively..............          396,408             395,826
     Additional capital..............................................       16,547,350          16,502,127
     Note receivable from ESOP.......................................         (370,302)           (439,677)
     Retained earnings (deficit).....................................       (6,465,741)         (4,849,625)
     Accumulated other comprehensive income (note 7).................          (19,622)            (10,527)
                                                                         -------------       -------------
         Total stockholders' equity..................................       10,088,093          11,598,124
                                                                         -------------       -------------




Total liabilities and stockholders' equity...........................    $  17,359,497       $  18,646,765
                                                                         =============       =============

                See accompanying notes to condensed consolidated
                             financial statements.

                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               1999               1998
                                                                               ----               ----
Cash flows from operating activities:
Net loss.............................................................    $  (1,616,116)      $  (3,914,236)
Reconciling items:
     Provision for doubtful accounts.................................          150,000             127,500
     Depreciation and amortization...................................        2,830,776           1,774,230
     Common stock issued to employees................................           --                   4,119
     Foreign currency translation adjustment.........................           (9,095)            (31,108)
     Changes in operating assets and liabilities:
         Decrease in accounts receivable.............................          397,777           2,962,891
         Decrease in inventories.....................................          140,246             118,118
         Increase in prepaid expenses................................          (76,055)            (79,702)
         Decrease in income taxes receivable.........................          209,567              21,492
         Decrease in long term receivable............................            3,832             143,207
         Increase (decrease) in accounts payable.....................         (361,223)          1,118,775
         Decrease in due to affiliates, net..........................         (166,664)           (202,143)
         Increase (decrease) in accrued compensation and benefits....          175,189            (522,953)
         Decrease in accrued expenses................................         (729,355)           (490,909)
         Decrease in deferred revenues...............................          (55,196)           (132,264)
         Decrease in deferred lease obligations......................          (17,087)            (14,733)
         Decrease in income tax payable..............................           (9,415)           (233,005)
         Net effect of acquired operating assets and liabilities.....           --                (206,533)
                                                                         -------------       -------------
Net cash provided by operating activities............................          867,181             442,746
Cash flows from investing activities:
     Capitalized program development costs...........................       (1,886,112)           (280,026)
     Capital expenditures............................................         (402,106)           (528,581)
     Acquisitions, net of cash acquired and notes payable............           --              (3,148,471)
                                                                         -------------       -------------
Net cash used for investing activities...............................       (2,288,218)         (3,957,078)

Cash flows from financing activities:
     Borrowings under line of credit.................................        9,736,729           3,809,935
     Repayments under line of credit.................................       (7,834,000)         (3,834,935)
     Principal payments on long-term debt............................         (567,439)            (62,837)
     Issuance of common stock........................................           45,805             223,603
     Repurchase of common stock......................................           --                (535,848)
     Employee stock ownership plan note collections..................           69,375              76,500
                                                                         -------------       -------------
Net cash provided by (used for) financing activities.................        1,450,470            (323,582)
                                                                         -------------       -------------

Net increase (decrease) in cash......................................           29,433          (3,837,914)

Cash and cash equivalents, beginning of period.......................          267,045           4,885,672
                                                                         -------------       -------------
Cash and cash equivalents, end of period.............................    $     296,478       $   1,047,758
                                                                         =============       =============

                See accompanying notes to condensed consolidated
                             financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

Net Income (Loss) Per Common Share

     Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following:

                                                                        September 30,         December 31,
                                                                            1999                  1998
                                                                            ----                  ----
                                                                         (Unaudited)
     Trade accounts receivable....................................      $  5,539,425          $  6,014,595
     Unbilled contract receivables................................             2,314                37,728
     Less allowance for doubtful accounts.........................          (150,000)              (89,421)
                                                                        ------------          ------------
         Trade accounts receivable, net...........................         5,391,739             5,962,902
     Other receivables............................................            53,386                30,000
                                                                        ------------          ------------
                                                                        $  5,445,125          $  5,992,902
                                                                        ============          ============

NOTE 3 - NOTE RECEIVABLE

     On November 20, 1997 the Company entered into a stock purchase agreement with Anderson Holdings Inc. to sell all of the Company's stock in its Anderson Soft-Teach subsidiary ("AST") in exchange for $4,000,000 cash, a promissory note in the amount of $950,000, and forgiveness of AST's outstanding intercompany obligations to ITC. Under the terms of the note, AST makes quarterly interest payments to ITC at an interest rate of 8%, and will repay the principal balance in 2001.

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 4 - LINE OF CREDIT

     On August 11, 1999, the Company entered into a new line of credit agreement with its principal lender for a two-year term. The new agreement provided the Company with $4,000,000 of borrowing capacity. The Company collateralized the credit facility by granting the bank a security interest in the assets of the Company. The agreement requires maintenance of certain financial ratios (minimum working capital and tangible net worth) and contains certain restrictive covenants, which limit borrowings and the ability to merge or dispose of assets.

     At September 30, 1999 and December 31, 1998, the balances outstanding on the line of credit were $2,550,000 and $647,000, respectively. Interest on the facility is calculated at the U.S. prime rate plus 1% and is payable monthly on any outstanding balance.

     On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements.

     The Forbearance Agreement increased the Company's interest rate to prime plus 3% and reduced the Company's borrowing capacity per the following schedule:

                Date Range                    Maximum Borrowing Capacity
                ----------                    --------------------------
          10/31/99 - 11/14/99                       $  1,950,000
          11/15/99 - 11/29/99                       $  1,650,000
          11/30/99 - 12/14/99                       $  1,450,000
          12/15/99 - 12/30/99                       $  1,000,000
          12/31/99 - Thereafter                     $    250,000

     Additionally, the Forbearance Agreement stipulates a restructuring fee in an amount not to exceed $100,000 due in full upon the earlier of (i) payment in full of all outstanding balances of the line of credit or (ii) December 31, 1999. The Agreement also requires the Company to obtain capital infusion in accordance with the following schedule:

          Date Required                     Amount of Capital Infusion Required
          -------------                     -----------------------------------
          10/31/99                                    $   165,000
          11/15/99                                    $   150,000
          11/30/99                                    $   150,000
          12/15/99                                    $   200,000
          12/31/99                                    $   200,000
                                                      -----------
                                                      $   865,000
                                                      ===========

As of November 12, 1999, the capital infusion requirement has been satisfied. See Note 8 - Subsequent Events.

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)



NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:                                         September 30,    December 31,
                                                                                      1999             1998
                                                                                      ----             ----
                                                                                   (Unaudited)
8.5% note payable to the Company's principal lender due in                      $    -            $    415,549
monthly principal and interest installments of
$10,258 through December 2002, collateralized by the
assignment of interest in the Company's accounts receivable, inventory and property and equipment. Per the Company's line of credit agreement dated August 11, 1999, the Company's
8.5% note payable was reclassified to a current liability
and accounted for as part of its line of credit balance.
(See note 4 - Line of Credit.)

8.0% note payable to Nova Scotia Business Development                              1,159,060         1,310,950
Corporation ("NSBDC") due in monthly interest installments
(beginning October 31, 1998) and quarterly principal
installments (beginning March 31, 1999), maturing in
December 2003.  The NSBDC has a subordinated interest
position to the Company's principal lender, in the
receivables and inventory of ITC Canada Limited.
Additionally, the NSBDC's interest in the fixed assets and
intellectual property of ITC Canada Limited ranks pari passu
with the Company's principal lender.                                            ------------      ------------
                                                                                   1,159,060         1,726,499

                                                                                    (204,540)         (287,283)
Less amount classified as current                                               ------------      ------------
                                                                                $    954,520      $  1,439,216
                                                                                ============      ============

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

     The following tables identify revenues and profit or loss by reportable segment for the quarters and the nine months ended September 30, 1999 and 1998 (amounts in thousands):

QUARTER ENDED SEPTEMBER 30, 1999

---------------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
---------------------------------------------------------------------------------------------------------------
Revenues from external customers......     $2,214         $264         $476         $148       $3,102
Intersegment revenues.................        316           42          --           --           358
Segment loss before taxes.............     (1,484)        (440)         (81)        (262)      (2,267)
---------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1998

---------------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States        Canada(1)     Kingdom     Australia     Total
---------------------------------------------------------------------------------------------------------------
Revenues from external customers......     $3,197         $53          $533         $271       $4,054
Intersegment revenues.................        349         --            --           --           349
Segment income (loss) before taxes....     (1,902)        (27)          138         (105)      (1,896)
---------------------------------------------------------------------------------------------------------------
                                              (1) Canadian subsidiary commenced operations September 25, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999

---------------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
---------------------------------------------------------------------------------------------------------------
Revenues from external customers......    $10,416       $1,447       $1,729         $682      $14,274
Intersegment revenues.................      1,523          291          --           --         1,814
Segment loss before taxes.............       (351)        (848)        (179)        (238)      (1,616)
---------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1998

---------------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States        Canada(1)     Kingdom     Australia     Total
---------------------------------------------------------------------------------------------------------------
Revenues from external customers......     $7,882         $53        $2,035         $959      $10,929
Intersegment revenues.................      1,159         --            --           --         1,159
Segment income (loss) before taxes....     (4,367)        (27)          309          (52)      (4,137)
---------------------------------------------------------------------------------------------------------------
                                              (1) Canadian subsidiary commenced operations September 25, 1998.

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive loss, net of related tax, for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                        September 30,         September 30,
                                                                            1999                  1998
                                                                            ----                  ----
     Net loss.....................................................      $ (1,616,116)         $ (3,914,236)
     Foreign currency translation adjustment......................            (9,095)              (31,108)
                                                                        ------------          ------------
     Comprehensive income (loss)                                        $ (1,625,211)         $ (3,945,344)
                                                                        ============          ============

     The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:
                                                                        September 30,         December 31,
                                                                            1999                  1998
                                                                            ----                  ----
                                                                         (Unaudited)
     Cumulative foreign currency translation adjustment...........      $    (19,622)         $    (10,527)
                                                                        ============          ============


NOTE 8 - SUBSEQUENT EVENTS

     On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. See Note 4 - Line of Credit for further discussion.

     On November 1, 1999, a private-equity fund committed to make up to a $1,000,000 investment in the Company, which was fully funded by November 12, 1999. The investment is in the form of a 5.5% subordinated debenture convertible into common stock at $2.00 per share with 291,500 warrants exercisable at $2.00 per share. The debenture and warrants will mature on October 31, 2000.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements

     Certain statements made by the Company's management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Risk Factors

     The Company has experienced adverse results of operations during 1998 and 1999, resulting in erosion of its working capital. Anticipated current cash flows are largely dependent upon the Company's ability to achieve its sales and gross profit objectives. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales results; the Company's ability to control costs in relation to revenues; the Company's ability to mitigate the negative impact of its recent reduction in force; and the Company's ability to obtain replacement working capital financing. The Company is also considering alternative sources of liquidity, such as: public or private offerings of debt or equity securities in addition to the $1,000,000 which the Company raised in November 1999; development of alternative sources of bank financing; further cost reductions; and sale of Company assets. No assurances can be provided that the Company's adverse operating results will not continue, that its gross profit objectives will be achieved, and that the Company will be successful in obtaining further sources of liquidity.

     During the fourth quarter of 1999, the Company implimented a reduction in force eliminating approximately 70 of its 140 employees, consisting primarily of its content development operations. Management believes it has retained the necessary resources to fully support its current business operations, although no assurances can be provided that it will do so.

     A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. These include the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company's direct and indirect distribution channels, and the degree to which the market understands and accepts the Company's role as a provider of training solutions.

     In addition, the Company faces certain general business risks which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER OF 1999") COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THIRD QUARTER OF 1998")

Revenues

     Revenues for the third quarter of 1999 totaled $3,102,000, as compared to $4,054,000 for the third quarter of 1998, representing a decrease of $952,000 or 23%. The decrease in overall revenues for the quarter was attributable to decreased hardware sales, and lower courseware sales of the Company's core courseware libraries, offset by increased revenue from products and business acquired during 1998. Sales revenue associated with several large transactions failed to materialize during the third quarter of 1999 as expected. The majority of those opportunities continue to be pursued. Revenue generated from products and businesses acquired in 1998 was $322,000 and $169,000 during the third quarter of 1999 and the third quarter of 1998, respectively.

     During the third quarter of 1999, the Company recorded $534,000 in hardware revenues, as compared to $1,373,000 recorded during the third quarter of 1998, representing a decrease of $839,000, primarily the result of decreased demand for the hardware component of the Company's training solution.

Cost of Sales and Gross Margin

     Cost of sales for the third quarter of 1999, which includes courseware and hardware costs, totaled $2,221,000, resulting in gross margin of $882,000 or 28% of total revenues, as compared to cost of sales of $2,838,000 resulting in gross margin of $1,216,000 or 30% of total revenues for the third quarter of 1998, a decrease in gross margin of $334,000 and a decrease in gross margin percentage of 2%. Included in courseware cost of sales is product development cost amortization charges which are relatively fixed. The decrease in cost of sales and total gross margin was primarily due to decreased revenues during the third quarter of 1999 as compared to the third quarter of 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $3,128,000 for the third quarter of 1999, as compared to $3,153,000 for the third quarter of 1998, representing a decrease of $25,000 or 1%.

     Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the third quarter of 1999 totaled $1,583,000, as compared to $1,644,000 for the third quarter of 1998. The decrease in selling expenses of $61,000 or 4% was due to an overall reduction in marketing expenditures, offset by higher direct sales costs as a result of business acquired during 1998. Selling expenses as a percentage of revenues increased to 51% in the third quarter of 1999 from 41% in the third quarter of 1998 primarily due to lower revenues during the third quarter of 1999 as compared to the third quarter of 1998, in relation to static sales and marketing costs.

     General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for the third quarter of 1999 totaled $1,545,000, as compared to $1,509,000 for the third quarter of 1998. The increase in general and administrative expenses of $36,000 or 2% was primarily due to general and administrative expenses associated with the Company's Canadian subsidiary which commenced operations on September 25, 1998. General and administrative expenses as a percentage of revenue increased to 50% in the third quarter of 1999 from 37% in the third quarter of 1998, primarily due to lower revenues during the third quarter of 1999 as compared to the third quarter of 1998, in relation to a static cost structure.

Income Before Income Taxes and Net Income

     Operations for the third quarter of 1999 resulted in a pre-tax loss of $2,267,000, as compared to a pre-tax loss of $1,896,000 for the third quarter of 1998. The resulting net loss of $2,267,000 or $0.58 per share compares with a net loss of $1,896,000 or $0.48 per share in the third quarter of 1998. The higher pre-tax and net loss for the third quarter of 1999 was primarily due to decreased sales revenues and resulting gross margin as compared to the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

     Revenues for the nine months ended September 30, 1999 totaled $14,274,000 as compared to $10,929,000 for the comparable prior year period, representing an increase of $3,345,000 or 31%. The increase was attributable to an overall increase in sales of the Company's core technology-delivered multimedia courseware products, offset by lower sales of hardware component systems. Revenue from products and business acquired in 1998 amounted to $4,469,000 during the nine months ended September 30, 1999, as compared to $368,000 during the comparable prior year period, representing an increase of $4,101,000.

     During the nine months ended September 30, 1999, ITC recorded $973,000 in hardware revenue, as compared to $1,754,000 recorded during the comparable prior year period, representing an decrease of $781,000 or 45%. While the Company continues to fulfill its customers' hardware requirements as a part of its training solution, the Company does not anticipate significant revenue growth from hardware sales. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Cost of Sales and Gross Margin

     Cost of sales for the nine months ended September 30, 1999 totaled $6,733,000 resulting in a gross margin of $7,541,000 or 53% of total revenues, as compared to cost of sales of $6,566,000 resulting in gross margin of $4,363,000 or 40% of total revenues for the comparable prior year period. The increase in total gross margin of $3,178,000 was attributable to increased revenues during the nine months ended September 30, 1999 over the comparable prior year period. The increase in gross margin as a percentage of revenues for the nine months ended September 30, 1999 over the comparable prior year period was 13%, due to a shift in sales channel mix from resellers or third party agents to direct sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $9,134,000 for the nine months ended September 30, 1999 as compared to $8,848,000 for the comparable prior year period, representing an increase of $286,000 or 3%.

     Selling expenses for the nine months ended September 30, 1999 totaled $4,778,000 as compared to $4,369,000 for the comparable prior year period, representing an increase of $409,000 or 9%. The increase was due to the expansion of sales and marketing efforts focused on products and businesses acquired during 1998. For the nine months ended September 30, 1999, selling expenses as a percentage of revenues decreased to 33% as compared to 40% for the comparable prior year period. The decrease of 7% was the result of achieving higher revenues during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, while maintaining a static cost structure.

     General and administrative expenses for the nine months ended September 30, 1999 totaled $4,356,000 as compared to $4,479,000 for the comparable prior year period, representing a decrease of $123,000 or 3%. The decrease was due to lower personnel related costs, offset by higher general and administrative expenses associated with the Company's Canadian subsidiary which commenced operations on September 25, 1998. General and administrative expenses as a percentage of revenues decreased to 31% during the nine months ended September 30, 1999 from 41% during the comparable prior year period. The decrease of 10% was the result of achieving higher revenues during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, while maintaining a static cost structure.

Income Before Income Taxes and Net Income

     Operations for the nine months ended September 30, 1999 resulted in a pre-tax loss of $1,616,000, as compared to a pre-tax loss of $4,137,000 for the comparable prior year period. The resulting net loss of $1,616,000 or $0.42 per share compares with a net loss of $3,914,000 or $1.00 per share during the comparable prior year period. The increase in net income of $2,298,000 was due to increased sales revenues and resulting gross margin as compared to the prior year period.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1999 was $321,000 as compared to $1,799,000 at December 31, 1998, a decrease of $1,478,000 or 82%, primarily due to increased utilization of the Company's line of credit during the nine months ended September 30, 1999.

     Cash provided by operating activities totaled $867,000 for the nine months ended September 30, 1999, as compared to cash provided by operating activities of $443,000 for the comparable prior year period, an increase of $424,000. The increase was due to a higher net income offset by slower turnover of operating assets in relation to operating liabilities.

     Cash used for investing activities totaled $2,288,000 for the nine months ended September 30, 1999, as compared to cash used for investing activities of $3,957,000 for the comparable prior year period, a decrease of $1,669,000. The decrease was primarily attributable to the absence of acquisition activity in 1999 as compared to 1998, partially offset by higher product development costs relating to the Company's development of its Microsoft(R) Office 2000 suite of courseware products, and enhancements, modifications and new development of its AdminSTAR(TM) training management system.

     Cash provided by financing activities totaled $1,450,000 for the nine months ended September 30, 1999, as compared to cash used for financing activities of $324,000 for the comparable prior year period, an increase of $1,774,000. The increase is principally attributable to the Company's increased utilization of its line of credit as compared to 1998, and the absence of a stock repurchase transaction, which occurred during 1998.

     During the third quarter of 1999, the Company executed a letter of intent with Thoma Cressey Fund VI, LP ("TCEP"), a private equity fund managed by Thoma Cressey Equity Partners, Inc., to invest $20 million in ITC. On October 9, 1999, TCEP notified the Company that it had elected to terminate the contemplated transaction.

     On October 15, 1999, the Company announced it was winding down its multimedia content development operations. As such, the Company reduced its total worldwide workforce by approximately 70 employees, which was approximately half of the Company's existing workforce, consisting primarily of content development operations. Management believes it has retained the necessary resources to fully support its current business operations. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

     On November 1, 1999, a private-equity fund committed to make up to a $1,000,000 investment in the Company, which was fully funded by November 12, 1999. The investment is in the form of a 5.5% subordinated debenture convertible into common stock at $2.00 per share with 291,500 warrants exercisable at $2.00 per share. The debenture and warrants will mature on October 31, 2000.

     The Company believes that cash on hand, anticipated cash flows from fourth quarter 1999 operations, its modified line of credit and the recent capital infusion, should be sufficient to meet the Company's cash requirements through December 31, 1999. Anticipated cash flows from fourth quarter 1999 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products. However, the Company will continue to evaluate alternative sources of liquidity available to it, including development of alternative sources of bank financing, equity or debt securities offerings, further cost reductions, or sale of Company assets, to satisfy ongoing working capital and capital expenditure requirements. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

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

     The Company began an assessment of the implications of the Year 2000 issue during late 1997. Since then, the Company has made substantial progress towards eliminating its exposure to Y2K related issues. The Company's plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing, and implementation. Through September 30, 1999, the Company has completed all four phases of its plan as it relates to the Company's courseware products and its operating infrastructure, and believes its products and mission critical operating functions to be year 2000 compliant. Versions of the Company's legacy products, which are analog-laserdisc delivered products, are not Year 2000 compliant. This is primarily due to the authoring language that the products were developed in as well as the operating systems and computer equipment that delivered the laserdisc training programs. The Company does not plan to modify the analog-laserdisc product to become Year 2000 compliant. The Company ceased sales and marketing efforts of the analog-laserdisc products in 1996; therefore, any impact on results of operations or financial position is not expected to be material. Courseware and operating applications that were found to be non-compliant have been reprogrammed or replaced. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers, vendors, and subcontractors and continues to monitor their compliance, however the Company believes non-compliance of its suppliers and vendors will not represent a significant threat due to the nature of its raw materials and existing alternatives in the marketplace. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

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

SUBSEQUENT EVENTS

     On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. See Note 4 - Line of Credit for further discussion. Management believes it can adhere to the requirements prescribed in the Forbearance Agreement. Additionally, management is aggressively pursuing alternative banking arrangements and believes the acquisition of a short-term credit facility sufficient to meet its current working capital requirements to be probable. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

     On November 1, 1999, a private-equity fund committed to make up to a $1,000,000 investment in the Company, which was fully funded by November 12, 1999. The investment is in the form of a 5.5% subordinated debenture convertible into common stock at $2.00 per share with 291,500 warrants exercisable at $2.00 per share. The debenture and warrants will mature on October 31, 2000. Management believes the consummation of this investment represents a significant opportunity for the Company with respect to the development and ultimate funding of its growth strategy. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

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

ITC LEARNING CORPORATION
    (Registrant)

By:               /s/Carl D. Stevens                          DATE              November 15, 1999
         ----------------------------------------------              ----------------------------
         Carl D. Stevens, President,
         Chief Executive Officer and Director


By:               /s/Christopher E. Mack                      DATE              November 15, 1999
         ----------------------------------------------              ----------------------------
         Christopher E. Mack, Vice President,
         Treasurer, and Chief Financial Officer


By:               /s/Matthew C. Sysak                         DATE              November 15, 1999
         ----------------------------------------------              ----------------------------
         Matthew C. Sysak, Corporate Controller