Form 10KSB
period 1999-12-31
ITC LEARNING CORP
filed 2000-03-30
CIK 764867

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-KSB

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-13741

ITC LEARNING CORPORATION

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1078263 (I.R.S. Employer Identification Number)

13515 Dulles Technology Drive Herndon, Virginia 20171 (Address of principal executive offices)	20171 (Zip Code)

(703) 713-3335

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of each Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.10 PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [   ]  No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

      Issuer’s revenues for the year ended December 31, 1999 were $16,675,565. Aggregate market value of voting stock held by non-affiliates and outstanding at February 29, 2000 was $11,733,670. Amount was computed using the average bid and ask price as of February 29, 2000, which was $2.96. As of February 29, 2000, 3,964,078 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III is incorporated by reference to the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

      Transitional Small Business Disclosure Format (check one):  [  ]  Yes  [X]  No

ITC LEARNING CORPORATION

FORM 10-KSB

PART I

Item 1.  Description of Business

Overview

      ITC Learning Corporation (“ITC” or the “Company”) is a worldwide provider of education and training software to professionals in business, education and government organizations. Incorporated under the laws of the state of Maryland in 1977 the Company develops, markets and delivers specific libraries of interactive multimedia computer-based training (“CBT”) courses designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance.

      During 1998, the Company began to offer its customers a skill assessment service through its AdminSTAR™ learning management system (“LMS”) product. AdminSTAR™ is a software package that identifies the skills necessary to perform individual job functions within any organization, and provides an organized approach for companies to assess the proficiency of their staff to perform required job functions and manage learning. Furthermore, AdminSTAR™ identifies areas where individual job proficiency is lacking and creates individualized development plans that specify the necessary training, consisting of ITC and third-party products, required to bridge the gaps.

      During 1998, the Company expanded its CBT product library by acquiring the assets of Mentor Networks, Inc. (“Mentor”) and its wholly owned subsidiary, High Performance Group (Canada) Inc. The assets included facilities, equipment, software products developed or owned by Mentor, and the assignment of all trade names, copyrights, patents and other intellectual property of Mentor. Additionally, the Company acquired Mentor’s workforce, consisting of product development and administrative personnel, which further enhanced ITC’s product development resources. CBT products lines acquired consisted of Mentor’s Call Center and Desktop Coach (PC Skills).

      The Company is currently seeking to position itself for the paradigm shift in the education and training industry by embracing the Internet and the concept of e-Learning. E-Learning companies are defined as training providers that leverage the Internet and Web technologies to create, enable, deliver and/or facilitate life-long learning. The industry is currently categorizing e-Learning companies into four segments: Content Providers (develop, aggregate and distribute content); Learning Delivery Agents (provide core technology infrastructure, software, systems and hardware); Portals (provide training gateways on the Internet that aggregate information, services, content and applications); and Full Service Training Providers (providing all segments).

      The Company operates in four reportable business segments: United States, Canada, Australia and the United Kingdom. These business segments are managed separately due to different operating environments, customer bases, and technological capacities. The Company’s stock is traded on the NASDAQ Stock Market, Inc., National Market System, under the symbol ITCC.

ITC’s Value Proposition

      In today’s competitive marketplace, knowledge and skills fuel business innovation and success. The ability to improve organizational performance is directly tied to the successful integration of people, process, and technology. Through the dynamic interaction of technology, content, process, services, and people, ITC helps its customers facilitate learning, increase skills, maximize performance and achieve personal, professional and organizational goals. ITC fashions itself as a full-service training provider that leverages technology with a human touch.

      Over its 23-year history, the Company has endeavored to provide the highest quality training curriculum, complemented by the highest level of customer service and support. With a worldwide customer base of approximately 5,000 organizations using ITC’s products and services, ITC is currently positioned to leverage its existing customer relationships within its targeted vertical markets.

      ITC’s learning management systems coupled with an e-Learning framework enables the Company to provide Learning Portals tailored to its customers’ industry and organization. ITC Learning Portals are delivered inside a company or in a hosted Application Service Provider (“ASP”) model, and can reach an entire enterprise to manage, administer, deliver and track training and skills development activities. Offered as one integrated solution, ITC’s customers can interact with their employees online, monitor their training development, unlock knowledge stores, streamline training activities and improve productivity, by delivering the right information at the right time.

ITC’s Strategy

      The Company is focused on four critical success factors: content, technology, process and distribution. ITC is seeking to position itself to address the paradigm shift from technology-based learning to e-Learning, and aggressively grow its existing penetration within its core vertical markets. The Company’s objective is to strengthen its position as one of the leading providers of training solutions within its core vertical markets. To achieve this goal, the Company employs the following strategies, focused on continuing to leverage its existing customer base by providing innovative and flexible training solutions and strategically expanding its existing portfolio of CBT products, within established vertical markets.

  Courseware Development

      Throughout its 23-year history, ITC has continually invested in its courseware, as changes in delivery technologies have impacted its customers and its industry. ITC intends to continue investing in its content portfolio utilizing the latest and most efficient development strategies.

      Based on current trends in the introduction and evolution of technologies, the Company also intends to continue converting its existing courseware libraries to a web-based format to further meet its customers’ expanding delivery requirements.

  Flexible Training Solutions

      The Company intends to continue its strategy of providing training solutions when, where and in a manner desired by the customer. In addition to delivering interactive CBT courseware, ITC will continue providing consulting and support services to help organizations improve employee productivity and skills.

  Build Customer Relationships

      The Company will continue its strategy of building continuing customer relationships within its core vertical markets. The Company also seeks to further expand its relationships with existing customers by integrating new product and service offerings into these accounts.

  Integrated Sales and Marketing Programs

      The Company will continue to expand its marketing efforts using both direct mail marketing and the Internet in an effort to further build brand name recognition within its core vertical markets. Distribution of the Company’s products and services will incorporate a regionalized sales force supplemented by a telemarketing sales force. Additionally, the Company will continue to utilize its indirect sales channels, composed of finders, agents, and resellers to increase market coverage and bring additional industry knowledgeable resources to increase sales.

  Leverage International Operations

      The Company maintains offices in three countries outside of the United States. In 1999, international revenues represented 29% of the Company’s total revenues. The Company intends to seek alternatives to expand its international operations, and expects that revenues derived from sources outside the United States will continue to account for a significant portion of the Company’s total revenue.

ITC’s Product Portfolio

      The Company provides the following libraries of interactive multimedia courseware fundamental to the learning needs of industrial-based organizations worldwide. This library, which can be delivered anywhere and any time, covers multiple subject areas including:

•	Personal Computer Skills;

•	Business and Professional Skills;

•	Information Technology;

•	Safety and Regulatory Compliance;

•	Industrial Technical Skills; and

•	Basic Literacy Skills.

      ITC’s portfolio of CBT products combined with learning management systems and support services provides a highly effective and efficient approach to training and skills development.

Competition

      The education and training market is highly fragmented, with no single institution or company holding a dominant share. These companies include providers of traditional instructor-led training, multimedia courseware developers and sellers, textbook publishers and others. Currently, there are several developers of interactive multimedia training products, and management believes the number of these companies will continue to increase. Some of these are larger and have greater resources than ITC, while others offer only specialized training materials.

      The Company believes its expanded portfolio of products, increased delivery capabilities, and market experience, combined with its ability to effectively manage and administer an education and training environment, has positioned the Company to successfully compete in the growing education and training market. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

Employees

      At December 31, 1999, the Company and its subsidiaries employed a total of 85 people. This represents a decrease of 53 employees since December 31, 1998, due primarily to a reduction in the Company’s product development and administrative resources which occurred in 1999. The Company utilizes free-lance and temporary personnel who are familiar with ITC’s development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.

Item 2.  Description of Properties

      The Company leases all its facilities. The table below sets forth certain information regarding these facilities as of December 31, 1999.

Approximate
Location	Square Footage

Virginia (1)	26,225

Georgia	3,405

Michigan	1,400

Halifax, Nova Scotia	19,356

Toronto, Ontario	1,800

Bedford, England	3,935

Melbourne, Australia	675

Sydney, Australia	1,152

(1) Corporate headquarters/and support.

      The Company believes its facilities are suitable, adequate and well utilized. The Company’s leased premises consist of commercial office space, warehouse, and production facilities.

Item 3.  Legal Proceedings

      The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company has not submitted any matters to a vote of security holders since the May 1999 Annual Meeting of Stockholders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

  Market Information

      The Company’s common stock is traded on the NASDAQ Stock Market, Inc., National Market System (NMS), under the symbol ITCC.

      The following table states the high and low quotation information by quarter for the Company’s common stock based on actual trading, as reported by NASDAQ/ NMS.

	High	Low

1998:

First Quarter	$5.30	$3.63

Second Quarter	8.25	4.75

Third Quarter	7.50	2.50

Fourth Quarter	4.63	2.75

1999:

First Quarter	$6.00	$3.50

Second Quarter	5.13	3.25

Third Quarter	5.94	3.25

Fourth Quarter	5.13	1.25

  Holders

      As of December 31, 1999, there were 965 holders of record of the Company’s common stock, the Company’s only class of stock.

  Dividends

      Stockholders of the Company’s common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

  Sales of Unregistered Securities

      On November 1, 1999, the Company issued a 5.5% $1,000,000 convertible subordinated secured debenture initially due on October 31, 2000 to New River Capital Partners, L.P. The payment date on this debenture has been extended to April 2, 2001. The principal due under this debenture is convertible at $2.00 per share. In conjunction with this debenture, the Company issued 291,500 warrants to New River Capital Partners exercisable at $2.00 per share. The initial expiration date of these warrants of October 31, 2000 has been extended to April 2, 2001.

      On December 30, 1999, the Company issued a 9.5% $1,200,000 convertible subordinated secured debenture initially due on January 1, 2000 to New River Capital Partners. The payment date on this debenture has been extended to April 2, 2001. The principal due under this debenture is convertible at the lower of $2.50 per share or the net book value per share as of December 31, 1999 unless the NASD, under the rules applicable to the Nasdaq Stock Market, approves its issuance or the Company’s shareholders consent to the issuance, in which case the conversion price will reduce to $1.75 per share. Upon conversion, the interest rate shall be retroactively reduced to 5.5% per annum. In conjunction with this debenture, the Company issued to New River Capital Partners 349,800 warrants. The exercise price of these warrants is the same as the conversion price under the debenture issued with these warrants. The number of warrants triple to 1,049,400 if NASD approval or shareholder consent to the issuance of the warrants is not obtained by May 15, 2000. The Company intends to seek an amendment to this requirement by extending the May 15 date to June 30, 2000. The initial expiration dates of these warrants of January 1, 2001 has been extended to April 2, 2002.

      The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt the issuance of the debentures and warrants to New River Capital Partners from the registration requirements under this act.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1999 Compared to 1998

  Revenues

      During 1999, total revenues were $16,676,000 as compared to $18,426,000 in 1998, representing a decrease of $1,750,000 or 9%. Courseware revenues, which include sales of off-the-shelf CBT products, custom CBT products, consulting services, fees, royalties and videotape training products, totaled $15,678,000, as compared to $14,134,000 in 1998, representing an increase of $1,544,000 or 11%. Revenues from the sale of hardware systems totaled $997,000 in 1999 as compared to $4,293,000 in 1998, representing a decrease of $3,296,000.

      The decrease in total revenues in 1999 as compared to 1998 was primarily attributable to decreased hardware sales. The decrease in hardware sales was the result of decreased demand for the hardware component of the Company’s training solution. As a result of decreasing margins on hardware sales and the increasing availability of computer manufacturer direct purchasing, the Company does not anticipate a significant increase in hardware sales over 1999 levels. However, the Company will continue to offer hardware as a component of its total training solution. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

      The increase in courseware revenues in 1999 as compared to 1998 was primarily attributable to increased sales associated with the Company’s learning management system — AdminSTAR™, offset by decreased sales of the Company’s core CBT product lines. The Company believes the decline in CBT product sales in 1999 to be the result, in part, of companies’ reduced spending on new software and hardware while working to overcome Y2K problems. Furthermore, the working capital constraints faced by the Company during 1999 limited its ability to actively market the Company’s products and services, and hindered its efforts to build, maintain and expand its sales organization. See Cash Flow, Liquidity and Capital Resources section. The Company believes recent capital infusion and its increased focus on its core CBT markets, will positively affect CBT product revenues in 2000. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  Cost of Sales and Gross Margin

      Cost of sales consists of the amortized costs of developing new course titles and updating the Company’s existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party product royalties and hardware costs. Cost of sales for 1999 totaled $9,341,000 resulting in a gross margin of $7,335,000 or 44% of total revenues, as compared to cost of sales of $11,133,000 and gross margin of $7,293,000 or 40% of total revenues in 1998. The decrease in cost of sales of $1,792,000 in 1999 as compared to 1998 was the result of decreased total revenues and resulting cost of sales, offset by higher product development cost amortization of $797,000 in 1999. The increase in product development cost amortization was primarily attributable to products acquired as a result of the Company acquiring the assets of Mentor Networks, Inc. in September of 1998. The increase in gross margin of $42,000 and gross margin percentage of 4% was primarily attributable to a decrease in lower-margin hardware sales in 1999 as compared to 1998. Additionally, the Company recognized $741,000 in royalty expense, without recognizing corresponding revenues in 1999, as a result of a 1999 minimum royalty commitment with a third party courseware content provider. The Company will have access to the related third party inventory during 2000, as the obligation is paid.

  Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $11,913,000 in 1999 as compared to $11,509,000 in 1998, representing an increase of $404,000 or 4%.

      Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses in 1999 totaled $5,835,000, as compared to $6,299,000 in 1998. The $464,000 decrease in selling expenses was the result of decreased corporate marketing expenditures offset by slightly higher sales costs from each of the Company’s foreign subsidiaries. As a result of working capital constraints faced by the Company during 1999, it was unable to sustain its sales and marketing growth plan, resulting in an overall decrease in 1999 sales and marketing expenditures. The Company adjusts its sales and marketing activities to correspond with its growth goals and working capital resources. Accordingly, the Company reduced its sales and marketing expenditures in the second half of 1999. Selling expenses as a percentage of revenue in 1999 were 35% as compared to 34% in 1998. The Company anticipates gradual increases in telemarketing and field staff during 2000 as its level of working capital increases. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

      General and administrative expenses consist of the costs of developing new products and the costs of the Company’s executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for 1999 were $6,078,000 as compared to $5,210,000 in 1998. The increase in general and administrative expenses of $868,000 or 17% was due to an increase in costs associated with the Company’s Canadian subsidiary, which was acquired in September of 1998, resulting in twelve months of activity in 1999 versus three months in 1998. General and administrative expenses as a percentage of revenue in 1999 increased to 36% from 28% in 1998, primarily due to the decrease in revenues in 1999. On October 15, 1999, the Company reduced its workforce by approximately 70 employees, in response to revenue shortfalls in the third quarter of 1999. As a result of the reduction, the Company anticipates a decrease in general and administrative expenses in 2000 as compared to 1999. The Company adjusts its general and administrative expenditures to correspond with its working capital resources. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  Loss Before Income Taxes and Net Loss

      During 1999, the Company experienced a loss before income taxes and a net loss of $4,714,000 or $1.21 per share. This compares to a loss before income taxes of $4,026,000 and a net loss of $3,793,000 or $0.99 per share in 1998. The higher pretax and net loss in 1999 was the result of an overall decrease in revenues and an increase in general and administrative expenses as compared to 1998.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased to $535,000 at December 31, 1999 from $267,000 at December 31, 1998. The change in the cash position of the Company in 1999 primarily reflects the cash provided by operations and cash used for product development and fixed asset expenditures.

      Working capital deficit at December 31, 1999 was $307,000 as compared to a surplus of $1,799,000 at December 31, 1998, a decrease of $2,106,000. The decrease was primarily due to the net loss realized during 1999, the Company’s investment in courseware development and fixed assets and an increase in short-term operating liabilities, given the Company’s current cash constraints.

      Net cash provided by operating activities totaled $1,596,000 during 1999, as compared to cash used for operating activities of $63,000 in 1998, representing an increase of $1,659,000. The increase was primarily due to an increase in profitability before depreciation and amortization and the collection of accounts receivable. Additionally, the Company incurred $1,134,000 in higher non-cash depreciation and amortization expenses during 1999 as compared to 1998. The increase in non-cash charges was primarily attributable to the acquisition of the assets of Mentor Networks, Inc. in September of 1998.

      Net cash used for investing activities during 1999 totaled $2,856,000 as compared to net cash used for investing activities of $4,883,000 in 1998. The decrease in expenditures of $2,027,000 in 1999 was due to the absence of acquisition activity, partially offset by an increase in product development costs of $1,393,000 in 1999 as compared to 1998. During 2000, the Company expects to adjust its product development and fixed asset expenditures to correspond with its working capital resources. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

      Net cash provided by financing activities totaled $1,528,000 in 1999 as compared to $327,000 during 1998. The increase of $1,201,000 is principally due to proceeds generated from debt issuances totaling $2,125,000, which occurred in the fourth quarter of 1999. Additionally, the absence of a stock repurchase transaction, which occurred in 1998 in the amount of $536,000, contributed to the increase in cash flows from financing activities in 1999 as compared to 1998.

      On October 15, 1999, in response to its third quarter 1999 operating loss and its then current cash position, the Company accelerated plans to reduce its product development workforce, as the Company endeavored to make the strategic transition from merely developing its own content, to aggregating and distributing proprietary and non-proprietary content. The workforce reduction consisted of approximately 70 employees, the majority which took place in the Company’s Canadian subsidiary — ITC Canada Limited (“ITCC”).

      On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. The Forbearance Agreement increased the Company’s interest rate to prime plus 3% and reduced the Company’s borrowing capacity. On January 7, 2000, the Company signed an amended Forbearance

Agreement with its principal lender to avoid declaration of default with respect to certain covenants and conditions in its October 29, 1999 Forbearance Agreement, specifically maximum borrowing capacity requirements. At December 31, 1999 the balance outstanding on the line of credit was $664,000.

      On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement.

      On November 1, 1999, the Company raised $1,000,000 through the issuance of a 5.5% convertible subordinated debenture due April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time after February 28, 2000 up to maturity date at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company’s common stock at a per share price of $2.00. The warrants expire on April 2, 2001.

      On December 30, 1999, the Company raised $1,200,000 through the issuance of a 9.5% convertible subordinated debenture due April 2, 2001. Proceeds of $1,125,000 were received in 1999 and $75,000 was received in January 2000. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date at a price no lower than $1.75 per share. The note was issued with warrants which grant the holders the right to acquire 349,800 shares of the Company’s common stock at a price no lower than $1.75 per share. The warrants expire on April 1, 2002. The number of warrants can increase to 1,049,400, if certain conditions are not met.

      The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, the anticipated cash flows from 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

YEAR 2000 COMPLIANCE

      The Company completed the transition to the year 2000 with all hardware, software and current courseware products year 2000 compliant. This transition took place without incident. There have been no material reported problems with any equipment or software, nor have any disruptions with suppliers or vendors occurred. The Company will continue to monitor its systems and products in 2000 to ensure any remaining issues with year 2000 are identified and addressed.

CANADIAN OPERATIONS

      On October 15, 1999, in response to its third quarter 1999 operating loss and its then current cash position, the Company accelerated plans to reduce its product development workforce as the Company endeavored to make the strategic transition from merely developing its own content, to aggregating and distributing proprietary and non-proprietary content. The workforce reduction consisted of approximately 70 employees, the majority which took place in the Company’s Canadian subsidiary — ITC Canada Limited (“ITCC”).

      Under Provincial employment regulations, if 10 or more employees are affected by a workforce reduction, the Company is required to provide 8 weeks notice to all affected employees. Accordingly, ITCC extended the required notice, while continuing to keep the affected employees on payroll. During the notice period, all aspects of ITCC’s business operations were negatively impacted, and consequently sales performance during that time period decreased. Although the Company sought to reestablish working relationships with unaffected personnel, it was difficult and ultimately there were voluntary terminations of certain unaffected employees, which further hindered ITCC’s ability to stabilize business operations.

      Additionally, the Toronto sales and marketing office has been closed in order to centralize ITCC business operations in the Halifax, Nova Scotia facility.

      As of March 27, 2000, the Company has made significant progress in stabilizing ITCC’s business operations and employee base, and maintains a workforce of 20 full-time employees, the majority of whom are involved in sales and product development activities. Although historically, the primary focus of the Canadian operations was product development, the Company intends to augment its worldwide sales force by expanding its existing sales and marketing organization within its Canadian subsidiary, while maintaining product development resources sufficient to meet planned courseware production requirements. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

MANAGEMENT CHANGES

      On November 22, 1999, the Company announced the resignation of Carl D. Stevens, President and Chief Executive Officer, and Director. Mr. Stevens had served as ITC’s President and Chief Executive Officer since January 1998.

      On November 22, 1999, the Company’s Board of Directors appointed Christopher E. Mack President of ITC. Mr. Mack’s appointment as President was originally on an interim basis, however his appointment has been made permanent. Prior to being appointed President, Mr. Mack was serving as the Company’s Chief Financial Officer and Treasurer.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

  Forward-looking Statements

      Certain statements made by the Company’s management may be considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words “believe,” “expect,” “anticipate” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

  Risk Factors

      The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, the anticipated cash flows from 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

      A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company’s common stock. These include the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company’s direct and indirect distribution channels, the introduction and acceptance of new products, and the degree to which the market understands and accepts the Company’s role as a provider of training solutions.

      In addition, the Company faces certain general business risks which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ITC Learning Corporation

      We have audited the accompanying consolidated balance sheets of ITC Learning Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC Learning Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

McLean, Virginia	Ernst & Young LLP
February 29, 2000

ITC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999 and 1998

	1999	1998

Revenues, net:

Courseware	$15,678,478	$14,133,634

Hardware	997,087	4,292,517

Total revenues, net	16,675,565	18,426,151

Costs and expenses:

Cost of sales	9,341,351	11,132,801

Selling, general and administrative expenses	11,912,916	11,509,268

Equity in earnings of affiliates	(170,289)	(208,031)

Total costs and expenses	21,083,978	22,434,038

Loss before interest and income tax benefit	(4,408,413)	(4,007,887)

Interest income	89,190	280,045

Interest expense	(394,861)	(297,863)

Loss before income tax benefit	(4,714,084)	(4,025,705)

Income tax benefit (note 8)	—	232,663

Net loss	$(4,714,084)	$(3,793,042)

Net loss per common share, basic and diluted (note 1)	$(1.21)	$(0.99)

Weighted average number of shares outstanding	3,896,761	3,845,333

See accompanying notes to consolidated financial statements.

ITC LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

ASSETS

	1999	1998

Current Assets:

Cash and cash equivalents	$535,178	$267,045

Accounts receivable, net (notes 2, 5 and 6)	4,482,511	5,992,902

Due from affiliates (note 4)	175,533	117,023

Inventories, net of reserve of $22,500 and $0 at December 31, 1999 and 1998, respectively (notes 5 and 6)	338,900	588,971

Prepaid expenses	153,724	136,730

Income taxes receivable (note 8)	70,258	279,747

Deferred financing costs, net	65,000	—

Total current assets	5,821,104	7,382,418

Note receivable (note 3)	537,628	753,420

Property and equipment (note 6):

Video and computer equipment	2,666,316	2,162,078

Furniture and fixtures	210,994	206,313

Leasehold improvements	61,340	35,092

	2,938,650	2,403,483

Less accumulated depreciation and amortization	(2,020,237)	(1,354,854)

Net property and equipment	918,413	1,048,629

Capitalized program development costs, net of accumulated amortization of $6,282,102 and $3,666,097 at December 31, 1999 and 1998, respectively	5,097,679	5,393,182

Intangible assets, net of accumulated amortization of $1,617,499 and $1,061,993 at December 31, 1999 and 1998, respectively (note 9)	3,504,645	4,060,150

Other	10,927	8,966

Total assets	$15,890,396	$18,646,765

See accompanying notes to consolidated financial statements.

ITC LEARNING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

LIABILITIES AND STOCKHOLDERS’ EQUITY

	1999	1998

Current Liabilities:

Line of credit (note 5)	$663,838	$647,000

Current installments of long-term debt (note 6)	277,160	287,283

Accounts payable	2,193,676	1,973,004

Due to affiliates (note 4)	187,070	314,247

Accrued compensation and benefits	167,218	281,234

Deferred revenues	373,144	420,005

Other accrued expenses	2,260,240	1,650,980

Income taxes payable (note 8)	6,128	10,161

Total current liabilities	6,128,474	5,583,914

Deferred lease obligations	12,119	25,511

Long-term debt (note 6)	2,313,604	1,439,216

Total liabilities	8,454,197	7,048,641

Stockholders’ equity (notes 6, 7, 9, and 11):

Common stock, $0.10 par value, 12,000,000 shares authorized; 3,964,078 and 3,958,245 shares issued and outstanding in 1999 and 1998, respectively	396,408	395,826

Additional capital	16,975,959	16,502,127

Note receivable from ESOP	(359,377)	(439,677)

Retained deficit	(9,563,709)	(4,849,625)

Accumulated other comprehensive loss (note 14)	(13,082)	(10,527)

Total stockholders’ equity	7,436,199	11,598,124

Total liabilities and stockholders’ equity	$15,890,396	$18,646,765

See accompanying notes to consolidated financial statements.

ITC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 1999 and 1998

	Common Stock
				Note		Other	Total
		Par	Additional	Receivable	Retained	Comprehensive	Stockholders’
	Shares	Value	Capital	From ESOP	Deficit	Loss	Equity

Balance at December 1, 1998	3,897,074	$389,708	$16,090,816	$(541,677)	$(1,056,583)	$32,689	$14,914,953

Note payments	—	—	4,119	102,000	—	—	106,119

Shares repurchased	(132,165)	(13,217)	(522,631)	—	—	—	(535,848)

Stock options issued below market	—	—	211,250	—	—	—	211,250

New shares issued:

Common stock issued through the exercise of options	32,400	3,240	169,440	—

Common stock issued in acquisitions	146,364	14,636	499,669	—	—	—	514,305

Common stock issued on warrant exercise	14,572	1,459	49,464	—	—	—	50,923

Net loss	—	—	—	—	(3,793,042)	—	(3,793,042)

Cumulative effect of foreign currency translation adjustment	—	—	—	—	—	(43,216)	(43,216)

Comprehensive loss	—	—	—	—	—	—	(3,836,258)

Balance at December 31, 1998	3,958,245	395,826	16,502,127	(439,677)	(4,849,625)	(10,527)	11,598,124

Note payments	—	—	—	80,300	—	—	80,300

Stock options forfeited	—	—	(211,250)	—	—	—	(211,250)

Issuance of warrants	—	—	661,500	—	—	—	661,500

Common stock issued through exercise of options	5,833	582	23,582	—	—	—	24,164

Net loss	—	—	—	—	(4,714,084)	—	(4,714,084)

Cumulative effect of foreign currency translation adjustment	—	—	—	—	—	(2,555)	(2,555)

Comprehensive loss	—	—	—	—	—	—	(4,716,639)

Balance at December 31, 1999	3,964,078	$396,408	$16,975,959	$(359,377)	$(9,563,709)	$(13,082)	$7,436,199

See accompanying notes to consolidated financial statements.

ITC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999 and 1998

	1999	1998

Cash flows from operating activities:

Net loss	$(4,714,084)	$(3,793,042)

Reconciling items:

Provision for doubtful accounts	502,644	(144,439)

Depreciation and amortization	3,890,728	2,756,363

Compensation expense	(211,250)	211,250

Common stock issued to employees	—	4,119

Foreign currency translation adjustment	(2,555)	(43,216)

Changes in operating assets and liabilities:

Decrease in accounts receivable	1,013,539	1,182,512

Decrease (increase) in inventories	250,071	(231,597)

Decrease in income tax receivable	209,489	—

Increase in prepaid expenses	(16,994)	(13,688)

Increase in due from affiliates, net	(185,687)	(63,245)

(Increase) decrease in other assets	(1,961)	184,806

Increase in accounts payable	220,672	1,189,587

Increase (decrease) in accrued expenses	705,243	(626,571)

Decrease in deferred revenues	(46,861)	(2,782)

Decrease in deferred lease obligations	(13,392)	(34,785)

Decrease in income tax payable	(4,033)	(431,482)

Net effect of acquired operating assets and liabilities	—	(206,533)

Net cash provided by (used for) operating activities	1,595,569	(62,743)

Cash flows from investing activities:

Capitalized program development costs	(2,320,502)	(927,650)

Capital expenditures	(535,167)	(651,383)

Acquisitions, net of cash acquired and notes payable	—	(3,304,154)

Net cash used for investing activities	(2,855,669)	(4,883,187)

Cash flows from financing activities:

Borrowings under line of credit	10,130,550	7,544,935

Repayments under line of credit	(10,113,712)	(6,922,935)

Proceeds from long-term debt	2,125,000	—

Principal payments on long term debt	(548,569)	(84,452)

Repurchase of common stock	—	(535,848)

Issuance of common stock	24,164	223,603

Payment of financing costs	(169,500)	—

Employee stock ownership plan note collections	80,300	102,000

Net cash provided by financing activities	1,528,233	327,303

Net increase (decrease) in cash	268,133	(4,618,627)

Cash and cash equivalents, beginning of year	267,045	4,885,672

Cash and cash equivalents, end of year	$535,178	$267,045

Supplemental Information:

Interest paid during the year	$275,983	$152,632

See accompanying notes to consolidated financial statements.

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998

Note 1.  Summary of Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements of ITC Learning Corporation (“ITC” or the “Company”) include the accounts of its wholly owned subsidiaries Activ Training, Ltd. (“Activ”), ITC Australasia Pty. Ltd. (“ITCA”), Turn-Key Training Technologies, Inc. (“Turn-Key”), ITC Canada Limited, and ComSkill Learning Centers, Inc. (“ComSkill”). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is a full-service training company specializing in the development, production, marketing and sale of multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. The Company operates in four reportable segments: United States, Canada, Australia and the United Kingdom.

      The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, the anticipated cash flows from 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

  Revenues and Costs

      Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues from off-the-shelf product and hardware sales as units are shipped. The Company permits the customer the right to return the courseware within 30 days of purchase. In the event that sales returns are material, the Company adjusts revenue accordingly. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on a percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted courseware are included in the Company’s financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized upon the delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

  Capitalized Program Development Costs

      Certain costs of developing and producing off-the-shelf courseware have been capitalized. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead.

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.  Summary of Significant Accounting Policies — (Continued)

These capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related programs which range from three to five years. The related amortization expense is included in the cost of sales and amounts to approximately $2,616,000 and $1,819,000 in 1999 and 1998, respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product’s prospects for future sales, and, if necessary, adjusts asset values to net realizable value.

  Cash and Cash Equivalents

      Cash and cash equivalents include cash and other highly liquid investments having original maturities of less than three months.

  Inventories

      Inventories consist primarily of multimedia courseware and related computer hardware, and are stated at the lower of cost or market. Cost is determined using the average cost method.

  Deferred Financing Costs

      Deferred financing costs include fees incurred to obtain debt financings and are amortized on straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

  Property and Equipment

      Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets. Depreciation and leasehold amortization expense amounted to approximately $665,000 and $552,000 in 1999 and 1998, respectively.

  Investments in Affiliates

      Investments in affiliated joint ventures and limited partnerships are accounted for using the equity method and, accordingly, the initial cost of the investments are adjusted for the Company’s proportionate share of joint venture and partnership undistributed earnings or losses.

  Income Taxes

      The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes . Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs, revenue recognition and net operating loss carry forwards.

  Net Loss Per Common Share

      Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.  Summary of Significant Accounting Policies — (Continued)

using the treasury stock method based on the Company’s average stock price. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were 65,630 and 56,127 of stock options and warrants for 1999 and 1998, respectively.

  Intangible Assets

      Intangible assets include allocations of the purchase price of acquisitions to workforce investments, leasehold premises, and goodwill. These assets are being amortized using the straight-line method over estimated useful lives of two to fifteen years. Amortization expense for 1999 and 1998 amounted to approximately $556,000 and $386,000, respectively. As part of its ongoing review, management takes into consideration any events and circumstances which might indicate an impairment to the carrying amount of intangible assets. Factors that management uses to evaluate continuing value include sales from acquired product lines, employee turnover, and development of related customer and distribution networks that were in place at the date of the acquisition.

  Research and Development

      Research and development costs consist of software-related expenditures incurred during the course of planned research and investigation aimed at developing new products or processes. The Company expenses all research and development costs as they are incurred. Research and development costs of $510,000 and $549,000 were incurred during 1999 and 1998, respectively, and are included in selling, general and administrative expenses.

  Foreign Currency Translation

      The Company owns international subsidiaries in Canada, the United Kingdom and Australia. Each of these subsidiaries perform sales and marketing activities for ITC’s portfolio of products. The Canadian subsidiary is also involved in product development activities. Under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the subsidiaries’ financial statements are translated from their local currencies using the corresponding foreign currency exchange rate with the resulting difference recorded as a component of consolidated stockholders’ equity. Translation gains and losses incurred during 1999 were not material. The Company believes its exposure to foreign currency risk is not material.

  Stock Option Plans

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting method provided for under SFAS 123, “Accounting for Stock Based Compensation.” Under APB 25, because the exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.  Summary of Significant Accounting Policies — (Continued)

  Comprehensive Income

      Effective January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss).

  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Note 2.  Accounts Receivable

      Accounts receivable include the following at December 31:

	1999	1998

Trade accounts receivable	$4,717,097	$6,014,595

Unbilled contract receivables	200,000	37,728

Less allowance for doubtful accounts	(502,644)	(89,421)

Trade accounts receivable, net	4,414,453	5,962,902

Other receivables	68,058	30,000

	$4,482,511	$5,992,902

Note 3.  Note Receivable

      On November 20, 1997, the Company entered into a stock purchase agreement with Anderson Holdings Inc., to sell all of the Company’s stock in its wholly owned subsidiary Anderson Soft-Teach (“AST”). Pursuant to the transaction, ITC accepted an 8% promissory note in the amount of $950,000. Under the terms of the note, interest payments are due quarterly, with the remaining principal balance due in 2001.

      Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other’s products. Royalties earned by AST for sales of their products under this agreement will be applied to the principal value of the note.

Note 4.  Investments in and Due to Affiliates

      The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired a limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $1,034,000 and $1,359,000 in 1999 and 1998, respectively.

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.  Line of Credit

      On August 11, 1999, the Company entered into a new line of credit agreement with its principal lender for a two-year term. The new agreement provided the Company with $4,000,000 of borrowing capacity. The Company collateralized the credit facility by granting the bank a security interest in the assets of the Company. The agreement required maintenance of certain financial ratios (minimum working capital and tangible net worth) and contained certain restrictive covenants, which limited borrowings and the ability to merge or dispose of assets.

      On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. The Forbearance Agreement increased the Company’s interest rate to prime plus 3% and reduced the Company’s borrowing capacity. On January 7, 2000, the Company signed an amended Forbearance Agreement with its principal lender to avoid declaration of default with respect to certain covenants and conditions in its October 29, 1999 Forbearance Agreement, specifically maximum borrowing capacity requirements.

      At December 31, 1999 and December 31, 1998, the balances outstanding on the line of credit were $664,000 and $647,000, respectively.

      On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement.

Note 6.  Long-Term Debt

      Long-term debt at December 31, 1999 and 1998 consists of the following:

	December 31,	December 31,
	1999	1998

8.5% senior note due 2002	$—	$415,549

8.0% senior note due 2003	1,177,930	1,310,950

5.5% note due 2001, net of unamortized discount of $204,166	795,834	—

9.5% note due 2001, net of unamortized discount of $508,000	617,000	—

	2,590,764	1,726,499

Less current maturities	(277,160)	(287,283)

Long-term debt, net	$2,313,604	$1,439,216

Maturities of long-term debt at December 31, 1999 are as follows:

2000	$277,160

2001	2,402,160

2002	277,160

2003	277,160

2004	69,290

Thereafter	—

	$3,302,930

      The 8.5% note payable to the Company’s principal lender was due in monthly principal and interest installments of $10,258 through December 2002 and was collateralized by the assignment of interest in the shares of the Company’s common stock held by its Employee Stock Ownership Plan, accounts receivable, inventory and property and equipment. Per the Company’s line of credit agreement dated August 11, 1999, the

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Long-Term Debt — (Continued)

Company’s 8.5% note payable was reclassified to a current liability and accounted for as part of its line of credit balance. See Note 5 — Line of Credit.

      The 8.0% note payable to Nova Scotia Business Development Corporation (“NSBDC”) is due in monthly interest installments (beginning October 31, 1998) and quarterly principal installments (beginning March 31, 1999), and matures in January 2004. The NSBDC has a subordinated interest position to the Company’s principal lender, in the receivables and inventory of ITC Canada Limited. Additionally, the NSBDC’s interest in the fixed assets and intellectual property of ITC Canada Limited ranks pari passu with the Company’s principal lender.

      On November 1, 1999, the Company raised $1,000,000 through the issuance of a 5.5% convertible subordinated debenture due April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time after February 28, 2000 up to maturity date at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company’s common stock at a per share price of $2.00. The warrants expire on April 2, 2001. The warrants were determined to have a value of $245,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the debenture.

      On December 30, 1999, the Company raised $1,200,000 through the issuance of a 9.5% convertible subordinated debenture due April 2, 2001. Proceeds of $1,125,000 were received in 1999 and $75,000 was received in January 2000. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date at a price no lower than $1.75 per share. The note was issued with warrants which grant the holders the right to acquire 349,800 shares of the Company’s common stock at a price no lower than $1.75 per share. The warrants expire on April 1, 2002. The warrants were determined to have a value of $508,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the debenture. The number of warrants can increase to 1,049,400 if certain conditions are not met.

Note 7.  Stock Incentive Plans and Stock Warrants

      At December 31, 1999, the Company had outstanding options to purchase common stock under three separate incentive stock option plans: the 1992 Directors’ Incentive Stock Option Plan, the 1992 Key Employee Incentive Stock Option Plan and the 1998 Incentive Stock Plan. Options granted under the 1992 Directors’ Incentive Stock Option Plan may be qualified or non-qualified. From time to time, the Company has granted other non-qualified options to certain individuals.

      On November 30, 1999, the Company repriced 255,000 of its outstanding stock options. The revised option price was $2.00 per share and was above the closing market price on the date of the repricing.

      During 1998, the Company recorded a one-time non-cash charge of $211,000 relating to a stock option grant to its then-President and Chief Executive Officer. Upon resignation in 1999, the options were forfeited and compensation expense was reduced.

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.  Stock Incentive Plans and Stock Warrants — (Continued)

      The Company, at December 31, 1999, had the following stock-based incentive plans in effect, as outlined in the following table:

				Plan
	Type of	Total Shares	Total Shares	Expiration
Description	Options	Available	Remaining	Date

1992 Directors ISO Plan	Qualified/Nonqualified	135,000	105,000	4/30/02

1992 Key Employee ISO Plan	Qualified/Nonqualified	315,000	66,034	4/30/02

1998 Incentive Stock Plan	Qualified/Nonqualified	200,000	18,750	1/07/08

Non-Plan Options	Nonqualified	62,500	—	N/A

		712,500	189,784

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

      The following table summarizes option activity for the years ended December 31, 1999 and 1998:

	Qualified	Nonqualified	Weighted
	Incentive Stock	Stock	Average
	Options	Options	Exercise Price

Outstanding at December 31, 1997	142,384	142,616	$5.14

Options granted	324,490	120,510	4.34

Options exercised	(31,600)	—	5.46

Options cancelled	(61,734)	(80,000)	5.18

Outstanding at December 31, 1998	373,540	183,126	$4.52

Options granted	376,041	106,459	2.08

Options exercised	(5,833)	—	4.14

Options cancelled	(344,991)	(165,626)	4.50

Outstanding at December 31, 1999	398,757	123,959	$2.29

      Incentive stock options and nonqualified stock options exercisable were 81,465 and 56,457 at December 31, 1999 and 57,298 and 25,999 at December 31, 1998. The weighted average exercise price of exercisable incentive stock options and nonqualified stock options was $2.79 and $3.02 at December 31, 1999 and $4.74 and $4.88 at December 31, 1998.

      The following table summarizes information about options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercisable
	Outstanding	Contractual Life	Price	Exercisable	Price

Incentive Stock Options	398,757	4.8 years	$2.16	81,465	$2.79

Nonqualified Stock Options	123,959	4.3 years	$2.70	56,457	$3.02

	522,716			137,922

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.  Stock Incentive Plans and Stock Warrants — (Continued)

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized other than discussed above for its stock option plans because stock options are generally granted with an exercise price equal to the fair value of the stock on the grant date. Had compensation cost for the Company’s stock option plans been determined based upon the fair value of the options at the grant date for awards under these plans consistent with the methodology prescribed under Statement 123, the Company’s 1999 net income and earnings per share would not have been materially affected. The fair value of the options granted was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 89%, risk-free interest rate of 6.25% and an expected life of three years.

      On December 31, 1999, the Company had outstanding 641,300 warrants to purchase common stock. The following schedule summarizes the exercise price and expiration date of the warrants:

Issue	Warrants	Exercise	Expiration
Date	Outstanding	Price	Date

11/01/1999	291,500	$2.00/share	04/02/2001

12/30/1999	349,800	$1.75/share	04/01/2002

      The Company has reserved 1,827,014 shares of its common stock for future issuance relating to its convertible subordinated debentures and warrants.

Note 8.  Income Taxes

      The components of income tax expense (benefit) are as follows:

	1999	1998

Current:

Federal	$—	$—

State	—	—

Foreign	—	(232,663)

		(232,663)

Deferred:

Federal	$—	$—

State	—	—

	—	—

	$—	$(232,663)

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Income Taxes — (Continued)

      The difference between income tax expense (benefit) and the amount determined by applying the federal statutory rate is as follows:

	1999	1998

Federal statutory rate	$(1,602,789)	$(1,368,740)

State income taxes, net of federal benefit	(188,563)	(161,000)

Amortization of intangibles	82,281	84,440

Alternative Minimum Tax credit, NOL limitation and foreign taxes	1,779,796	1,131,837

Tax effect of incentive stock options	(80,275)	63,300

Other	9,550	17,500

	$—	$(232,663)

      The following temporary differences give rise to the provision for deferred taxes (benefit) at December 31:

	1999	1998

Amortization of goodwill	$(37,900)	$(22,800)

Deferred lease obligation	5,100	13,300

Capitalized program development costs	(125,975)	(294,425)

Deferred revenues and accruals	114,000	190,000

Allowance for doubtful accounts	(155,000)	60,000

Inventory reserves	(8,550)	76,000

Net operating loss/capital loss and tax credit carryforwards, net	180,150	(302,900)

Accrued compensation	28,175	280,825

	$—	$—

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Income Taxes — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.

	1999	1998

Deferred tax assets:

Deferred revenues and accruals	$—	$114,000

Allowance for doubtful accounts	191,000	36,000

Accrued compensation	28,000	56,175

Inventory reserves	8,550	—

Net operating and capital loss carryforwards	5,624,800	3,684,600

Deferred lease obligation	4,600	9,700

Difference in depreciation	97,000	97,000

Amortization of goodwill	60,700	22,800

Total deferred tax assets	6,014,650	4,020,275

Less valuation allowance	(4,969,650)	(2,848,700)

Net deferred tax assets	1,045,000	1,171,575

Deferred tax liabilities:

Capitalized product development costs	(1,045,000)	(1,171,575)

Total gross deferred tax liabilities	(1,045,000)	(1,171,575)

Net deferred tax assets	$—	$—

      At December 31, 1999, the Company had $8,700,000 in U.S. net operating loss carryforwards available for income tax purposes of which $1,700,000 expire in 2012, $4,700,000 expire in 2018, and $2,300,000 expire in 2019. The Company also has a capital loss carryforward available for income tax purposes in the amount of $2,506,000 that expires in 2002. As there is no assurance of future earnings, a valuation allowance reducing the amount of net deferred tax assets to equal deferred tax liabilities has been recorded.

      As a result of an acquisition, the Company has available approximately $1,125,000 of additional net operating loss carryforwards that expire at varying dates through 2007. Pursuant to Section 382 of the Internal Revenue Code, the utilization of the net operating loss is limited to approximately $245,000 per year. Due to the limitation on uses and other uncertainties relating to the utilization of the remaining tax benefit of these deductions, a valuation allowance has been recorded to substantially offset the net deferred tax asset related to the acquisition. Similarly, the Company has fully reserved the benefit of the tax loss carryforwards of Turn-Key and ITC Canada in the amounts of $30,000 and $2,300,000, respectively.

      The Company paid no federal and state income taxes in 1999 and 1998. The Company also received refunds of federal and state income taxes of approximately $95,000 and $23,000 in 1999 and 1998, respectively.

Note 9.  Acquisitions

      On January 30, 1998, the Company invested $1,000,000 in the stock of Mentor Networks Inc. (“Mentor”). For its investment, ITC acquired 8% of the outstanding stock of Mentor with an option to acquire an additional 12%. The Company had previously acquired the rights to distribute Mentor’s products exclusively in the United States. During the second quarter of 1998, ITC restructured the terms of its distribution agreement with Mentor. Certain terms of the agreement were revised, including the revenue sharing arrangement and extension of the agreement through June of 2001.

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.  Acquisitions — (Continued)

      On September 25, 1998, ITC, through its wholly owned subsidiary, ITC Canada Limited, acquired certain assets of Mentor and its wholly owned subsidiary, High Performance Group (Canada) Inc. (“HPG”). The assets included furniture, fixtures and computer equipment, software products developed or owned by Mentor and HPG, assignment of the leased premises in Halifax, Nova Scotia, the assignment of certain contractual commitments, and the assignment of all trade names, copyrights, patents and other intellectual property of both Mentor and HPG. The purchase price totaled $1,981,000 and consisted of a cash payment of $661,000 and a five year promissory note bearing 8% interest payable to the NSBDC in the amount of $1,320,000. Additionally, the Company agreed to pay the NSBDC up to $1,058,000 in certain future royalty payments based on the ongoing performance of the Mentor assets. As a result of the acquisition and its earlier investment, the Company recorded approximately $2,827,000 of intangible assets primarily consisting of workforce investment, leasehold premises and capitalized program development costs. The intangible assets are being amortized over a period of three years. The amounts presented above represent the U.S. equivalent based on the relevant exchange rates at the time of acquisition.

      On March 25, 1998, the Company acquired Turn-Key Training Technologies, Inc. (“Turn-Key”), a developer and distributor of performance-based administrative software. Pursuant to the acquisition agreement, ITC purchased all of the outstanding stock of Turn-Key for $700,000 in cash. Additionally, ITC paid $600,000 and issued 100,000 shares of its common stock valued at $312,000 to Philip L. Camillo, Turn-Key’s founder and president, in connection with a long-term non-competition agreement. As a result of the acquisition, the Company recorded intangible assets of approximately $1,795,000, consisting of the non-competition agreement and goodwill. These assets are being amortized over periods of seven years and ten years, respectively.

      On June 18, 1998, the Company acquired certain assets of iNEX Corporation (“iNEX”) for cash of $211,000 and shares of stock valued at $202,000. In exchange for its investment, ITC acquired iNEX’s technology-based delivery platforms, intellectual property rights, content, certain other assets and ten employees. As a result of the acquisition, the Company recorded goodwill of $374,000. These assets are being amortized over a period of ten years.

      The following table sets forth proforma results of operations of the Company for 1998 and 1997, as if Mentor had been acquired January 1, 1997. The other 1998 acquisitions were not material to require proforma disclosure.

	1998	1997

Net revenues	$19,188,517	$26,017,182

Net loss	(5,647,589)	5,953,490

Net loss per common share	$(1.47)	$(1.53)

Note 10.  Commitments and Contingencies

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

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  Commitments and Contingencies — (Continued)

      Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows:

2000	$991,000

2001	913,000

2002	459,000

2003	37,000

2004	22,000

$2,422,000

      Rent expense under these operating lease agreements was approximately $913,000 and $671,000 for 1999 and 1998, respectively.

Note 11.  Stockholders’ Equity

      The Company instituted an Employee Stock Ownership Plan and Trust (“ESOP”) for the benefit of substantially all employees effective January 1, 1992. To fund the plan, ITC had entered into a loan agreement with a bank to borrow funds for the purchase of shares for the plan. See Note 6 — Long Term Debt.

      For the years ended December 31, 1999 and 1998, the Company recognized compensation expense of approximately $80,000 and $102,000, respectively, based on fair market value when the shares were allocated to employees and interest expense associated with the Company’s ESOP loan. The Company’s Board of Directors has approved an annual allocation of 20,000 shares of common stock to be allocated to participant accounts based on each employee’s relative annual compensation. Contributions to the ESOP were approximately $338,000 in 1999, including approximately $22,000 of interest. Contributions to the ESOP were approximately $123,000 in 1998, including approximately $39,000 of interest. Unallocated shares of 63,322 and 83,322 at December 31, 1999 and 1998 are not considered outstanding in earnings per share calculations. The fair value of the 63,332 unallocated shares at December 31, 1999 was approximately $190,000.

Note 12.  Employee 401(K) Plan

      On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. The Company did not make contributions to the 401(k) Plan in either 1999 or 1998.

Note 13.  Segment Information

  Factors management used to identify reportable segments

      The Company’s reportable segments are business units located in distinct geographic regions. The reportable segments are managed separately due to differences in operating environments, customer base and technological capacity.

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

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.  Segment Information — (Continued)

Description of the types of products and services from which each reportable segment derives its revenues

      The Company has four reportable segments: United States, Canada, United Kingdom and Australia. The Company is primarily engaged in developing, marketing and selling computer-based training software applications. Revenues for each reportable segment are derived from sales of ITC’s product portfolio, custom implementation services and hardware.

      The following tables show revenues, profit or loss and assets by reportable segment for the years ended December 31, 1999 and 1998 (amounts in thousands):

	Year ended December 31, 1999

	United		United
	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$11,850	$1,278	$2,392	$1,156	$16,676

Intersegment revenues	1,756	431	—	—	2,187

Interest expense	297	98	—	—	395

Depreciation and amortization expense	2,416	1,396	6	19	3,837

Segment loss before taxes	(2,722)	(1,647)	(344)	(1)	(4,714)

Segment assets	10,659	3,676	872	683	15,890

	Year ended December 31, 1998

	United		United
	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$13,011	$739	$3,224	$1,452	$18,426

Intersegment revenues	2,187	111	—	—	2,298

Interest expense	232	66	—	—	298

Depreciation and amortization expense	2,405	310	25	16	2,756

Segment loss before taxes	(3,761)	(136)	(7)	(122)	(4,026)

Segment assets	12,087	3,838	2,051	671	18,647

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.  Segment Information — (Continued)

  Product and Services Information

      The following tables show revenues by product and service group for each reportable segment for the years ended December 31, 1999 and 1998:

	Year ended December 31, 1999

	United		United
Product Groups	States	Canada	Kingdom	Australia	Total

Software

PC Skills	$2,905	$483	$1,632	$774	$5,794

Basic Skills	430	10	25	—	465

Regulatory	400	5	10	—	415

Technical	1,266	114	188	—	1,568

Instrumentation	478	56	15	—	549

AdminSTAR	2,481	—	—	—	2,481

Soft Skills	536	525	162	—	1,223

Other	1,491	68	292	382	2,233

Hardware	912	17	68	—	997

Services	951	—	—	—	951

	$11,850	$1,278	$2,392	$1,156	$16,676

	Year ended December 31, 1998

	United		United
Product Groups	States	Canada	Kingdom	Australia	Total

Software

PC Skills	$3,319	$104	$2,527	$1,452	$7,402

Basic Skills	308	—	4	—	312

Regulatory	891	—	6	—	897

Technical	1,891	120	321	—	2,332

Instrumentation	528	—	—	—	528

AdminSTAR	428	—	—	—	428

Soft Skills	613	515	—	—	1,128

Other	448	—	190	—	638

Hardware	4,185	—	108	—	4,293

Services	400	—	68	—	468

	$13,011	$739	$3,224	$1,452	$18,426

Note 14.  Comprehensive Loss

      The components of comprehensive loss, net of related tax, for 1999 and 1998 are as follows:

	December 31,	December 31,
	1999	1998

Net loss	$(4,714,084)	$(3,793,042)

Foreign currency translation adjustment	(2,555)	(43,216)

Comprehensive net loss	$(4,716,639)	$(3,836,258)

ITC LEARNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.  Comprehensive Loss — (Continued)

      The components of accumulated other comprehensive loss, net of related tax, at December 31, 1999 and December 31, 1998 are as follows:

Cumulative foreign currency translation adjustment	$(13,082)	$(10,527)

Note 15.  Quarterly Financial Data (Unaudited)

      Financial data for the interim periods of 1999 and 1998 were as follows (amounts in thousands except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999

Net revenues	$5,702	$5,469	$3,102	$2,403

Net income (loss)	277	374	(2,267)	(3,098)

Earnings (loss) per share: Basic and diluted	0.07	0.10	(0.58)	(0.80)

	March 31,	June 30,	September 30,	December 31,
	1998	1998	1998	1998

Net revenues	$2,835	$4,040	$4,054	$7,497

Net income (loss)	(753)	(1,265)	(1,896)	121

Earnings (loss) per share: Basic and diluted	(0.19)	(0.33)	(0.48)	0.01

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following sets forth information concerning the Company’s Executive Officers, Key Employees and Directors:

Name	Age	Position

Daniel R. Bannister	69	Director

Thomas C. Byrne	37	Director

Peter J. Li	61	Director

Christopher E. Mack	34	President, Chief Financial Officer, Treasurer, Director

John D. Sanders	61	Chairman of the Board of Directors

Robert R. Spillane	64	Director

Richard E. Thomas	73	Director

Christopher C. Connolly	39	Vice President, Operations and Services

Jennifer L. Condro	28	Vice President, Technology and Development

Mark Fenna-Roberts	41	President, ITC Australasia Pty. Limited

Philip Jones	39	President, Activ Training Limited

Gloria J. MacCorkindale	51	Vice President, Chief Learning Officer

Michael Morrison	28	Vice President, Chief Technology Officer

Matthew C. Sysak	32	Vice President, Finance and Administration, Secretary

      Daniel R. Bannister, a Director since 1988, is Chairman of the Board of DynCorp, a leading technology services firm. Previously, he served as President and Chief Executive Officer of DynCorp, from 1985 until 1997. Mr. Bannister serves on the boards of several technology service companies. He is also Chairman of the Board of the American Management Association, a director of the George Mason University Foundation, the Board of Visitors of Marymount University, and Chairman of the Board of the Employee Owners Foundation.

      Thomas C. Byrne was appointed to the ITC Board of Directors in January 2000. Mr. Byrne is co-founder and President of New River Capital Partners, a private equity venture capital fund. Prior to founding New River, Mr. Byrne served as Vice-Chairman of Blockbuster Entertainment Group, a division of Viacom, Inc. In this capacity, Mr. Byrne was responsible for business development, international operations, technology and online operations, and worldwide acquisition programs. Mr. Byrne is a Certified Public Accountant and prior to joining Blockbuster, was with KMPG Peat Marwick.

      Peter J. Li, a Director since July of 1998, is the Publisher and Chief Executive Officer of the Peter Li Education Group, a leading publisher of educational publications for administrators, teachers, and students from pre-school through college. Mr. Li has served on the Boards of Directors and committees of several companies and associations in the education industry, including The Education Press of America, Global Village Schools, National Catholic Educational Exhibitors, The National School Supply and Equipment Association, Software Information Industry Association, The School of Education at The University of Dayton (OH), University of St. Thomas (MN) Publishing Board, and the Advisory Board for Target Stores.

      Christopher E. Mack, is President, Chief Financial Officer, Treasurer and Director. Prior to being named President in November 1999, Mr. Mack held several positions at ITC, including Chief Operating Officer, Vice President of Finance and Administration, and Corporate Controller. Before joining ITC in December 1993,

Mr. Mack served as Assistant Controller of Bardon, Inc., an international construction materials firm. Mr. Mack holds a B.S. in Accounting from Shepherd College and is a Certified Public Accountant.

      John D. Sanders is Chairman of the Board of Directors and serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of TechNews, Inc., publishers of Washington Technology, from 1988 to 1996, prior to its sale to The Washington Post Company. Since 1968, he has been a Registered Representative of Wachtel & Co., Inc., a Washington, DC based investment banking firm. He received the B.E.E. from University of Louisville in 1961 and the M.S. and Ph.D. degrees in electrical engineering from Carnegie-Mellon University in 1962 and 1965 respectively. Dr. Sanders also serves as a Director of Comtex News Network, Inc., Hadron, Inc., and SenSyTech, Inc.

      Robert R. Spillane, Ph.D., has served as Regional Education Officer for Europe, U.S. Department of State Office of Overseas Schools since 1997. From 1985 to 1997 he was Superintendent of Schools for Fairfax County Virginia Public Schools, the twelfth largest school system in the United States with 150,000 students. He has also served as Superintendent of Schools of Boston, Massachusetts, New Rochelle, New York, Roosevelt, New York, and Glassboro, New Jersey, and as New York State Deputy Commissioner of Education for Elementary, Secondary and Continuing Education. Dr. Spillane was both a teacher and a principal in elementary and secondary schools in Connecticut after receiving a B.S. from Eastern Connecticut State College and M.A. and Ph.D. from the University of Connecticut. He attended the Advanced Administrative Institute at Harvard University, and has served as advisor to numerous regional and national education organizations.

      Richard E. Thomas, a Director since 1982, currently retired. President of COMSAT RSI from 1994 until 1997. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc. (RSI), a communications systems manufacturing company, from 1978 until 1994, at which time the company was acquired by COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President of Manufacturing Operations in 1965. From 1954 until 1965 Mr. Thomas was employed by Washington Aluminum Company located in Baltimore, Maryland, as Vice President and General Manager of the Technical Products Division.

      Christopher C. Connolly is Vice President of Operations and Services for ITC. Mr. Connolly joined ITC in 1997 after serving as Federal Business Development Manager, Educational Services, with Hewlett-Packard Company. Prior to Hewlett-Packard he was with Unisys Corporation for approximately 10 years. While at Unisys, he directed the Federal Customer Education organization, and held management positions in marketing, business development, sales and internal performance consulting. Primary customer sales were to federal, state and local government agencies, both direct and through business partners. Mr. Connolly has a BS degree in Physics and Mathematics from Fairfield University, and has served as a high school teacher of physics, computer science, programming, data communications and software applications.

      Jennifer L. Condro is Vice President of Technology and Development for ITC. Prior to being named Vice President, Ms. Condro served as Director of Product Development Operations since June 1998. She has extensive experience with development, applications, and technology related to delivering e-business and e-Learning solutions. Ms. Condro joined ITC in 1998 as part of ITC’s acquisition of the Internet-based training company iNEX, where she was Director of Operations. Prior to joining iNEX, she spent four years at Booz•Allen & Hamilton and Cap Gemini America in a variety of management consulting roles, including leading development and implementation projects for large association clients. Ms. Condro is a graduate of Virginia Tech, and holds a B.S. in Management Science.

      Mark Fenna-Roberts is President of ITC Australasia, a wholly-owned subsidiary of ITC responsible for operations in Australia, New Zealand and the Asia Pacific rim. Mr. Fenna-Roberts has held this position since August 1996 when ITC established its Asia Pacific headquarters in Sydney, Australia. Prior to this, Mr. Fenna-Roberts spent three years as General Manager at Acumen People & Productivity, an Australian developer and distributor of multimedia training products and services. Before joining Acumen in 1993 he spent eight years with NETg in London in a number of sales, marketing and management positions. Prior to these marketing and management roles, Mr. Fenna-Robert’s background was in Finance and IT systems development.

      Philip Jones is President of Activ Training Limited, a wholly owned subsidiary of ITC based in the United Kingdom and is responsible for International Sales in Europe, the Middle East and Africa. Mr. Jones has been with ITC since October 1995, when he took on responsibility for building ITC’s international operations. Prior to joining ITC and from September 1986, Mr. Jones ran SSVC, one of the leading multimedia dealers in the United Kingdom. Before that he was the Head of European Product Marketing for Texas Instruments based in France and England. Mr. Jones received his education from Nottingham University, England, graduating with a Bachelor of Science degree in Electrical and Electronic Engineering.

      Gloria J. MacCorkindale is Vice President, Chief Learning Officer, for ITC, with a primary focus on the development and design of performance learning solutions, instructional design, development, and evaluation of educational and training technologies, and curriculum management. Ms. MacCorkindale joined ITC after 23 years with IBM and has experience in the computer industry supporting IBM Canada and IBM Greater China. Specific areas of expertise include project management, workflow management, office systems and computer technology in education. Ms. MacCorkindale has an Masters of Science in Education from Syracuse University, and is currently a Ph.D. candidate in the School of Computer and Information Sciences at Nova Southeastern University in Fort Lauderdale, Florida, specializing in Computer Technology in Education. Industry experience includes: Education, Health, Aerospace, Distribution and Software Development.

      Michael Morrison is Vice-President and Chief Technology Officer for ITC. Prior to being named CTO, Mr. Morrison joined ITC as part of its acquisition of iNEX in 1998 and served as Vice President of Development where he was responsible for all development and technology related activities for ITC. He was founder, President and CEO of iNEX, an Internet-based training company specializing in the delivery of online training via the Internet and corporate intranets. In 1994, Mr. Morrison also was founder, President and CEO of Internext Corporation, a tier II Internet services and technology company. He has extensive experience managing and developing Internet, software development, and communications businesses. Mr. Morrison conducted his undergraduate studies in Economics at the University of Tulsa from 1989 to 1993 and attended graduate school in the Ph.D. program of Economics at George Mason University from 1993 to 1994.

      Matthew C. Sysak is Vice President of Finance and Administration, and Corporate Secretary for ITC. Mr. Sysak joined ITC in 1998 as the Director of Finance and Corporate Controller. Mr. Sysak has over 9 years of experience in both public and corporate accounting and finance. Prior to joining ITC, he held the position of Corporate Accounting Manager at Computer Learning Centers, Inc. (NASDAQ: CLCX), an organization specializing in post-secondary IT education and training. Mr. Sysak holds a BS degree in Accounting from Indiana University of Pennsylvania, is pursuing a Masters in Business Administration degree from The George Washington University, and is a Certified Public Accountant.

Item 10.  Executive Compensation

      The information required by Item 10 concerning compensation of the Company’s officers and directors is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 11 concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

Item 12.  Certain Relationships and Related Transactions

      The information required by Item 12 concerning certain relationships and related transactions is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2000 Annual Meeting of

Stockholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

      The following documents are filed as part of this Form 10-KSB:

      A.  Financial Statements for the years ending December 31, 1999, and 1998: See Part II, Item 7

      B.  Exhibits

Exhibit
No.	Description

2.1	Assignment of Rights Under Offer from ITC Learning Corporation to ITC Canada Limited dated September 1, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the Securities and Exchange Commission (“SEC”) (Commission File No. 0-13741)
2.2	Receiver’s Bill of Sale from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.3	Assignment of Lease from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.4	Assignments of Courseware from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.5	Assignments of Intellectual Property Rights from Grant Thornton Limited to ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No 0-13741)
2.6	Assignment of Trademarks from Grant Thornton Limited to ITC Canada Limited dated September 23, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.7	Principal Agreement between ITC Canada Limited and Nova Scotia Business Development Corporation dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No 0-13741)
2.8	Promissory Note in the Amount of Cdn. $2,000,000 Executed by ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.9	Demand Debenture between ITC Canada Limited and Nova Scotia Business Development Corporation dated September 18, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No 0-13741)
2.10	Debenture Pledge Agreement in the Amount of Cdn. $3,600,000 between ITC Canada Limited and Nova Scotia Business Development Corporation dated September 18, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.11	General Security Agreement between ITC Canada Limited and Nova Scotia Business Development Corporation dated September 18, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No 0-13741)
2.12	Guarantee of Obligation by ITC Learning Corporation dated September 22, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.13	Agreement between ITC Learning Corporation and Nova Scotia Business Development Corporation dated September 22, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
2.14	Royalty Agreement among ITC Canada Limited, ITC Learning Corporation and Grant Thornton Limited dated September 18, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No 0-13741)

Exhibit
No.	Description

2.15	Inter-Lender Agreement among ITC Canada Limited, Nova Scotia Business Development Corporation and Wachovia Bank, N.A. dated September 23, 1998, incorporated by reference to the Company’s Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
3.1	Amended Articles of Incorporation of the Company, incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission (Commission File No. 0-13741)
3.2	Amended By-Laws of the Company, incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1997, filed March 13, 1998 with the SEC (Commission File No. 0-13741)
4.1	Specimen Certificate for ITC Common Stock, incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 1998, filed May 1, 1998 with the SEC (Commission File No. 0-13741)
4.2	5.5% $1,000,000 convertible subordinated secured debenture issued to New River Capital Partners, L.P. dated November 1, 1999.
4.3	Warrant agreement to purchase 291,500 shares of common stock of ITC Learning Corporation by New River Capital Partners, L.P. dated November 1, 1999.
4.4	9.5% $1,200,000 convertible subordinated secured debenture issued to New River Capital Partners, L.P. dated December 30, 1999.
4.5	Warrant agreement to purchase 349,800 shares of common stock of ITC Learning Corporation by New River Capital Partners, L.P. dated December 30, 1999.
10.1	Stock Purchase Agreement dated November 20, 1997 by and between ITC Learning Corporation and Anderson Holdings, Inc., incorporated by reference to the Company’s 8-K filed December 8, 1997 with the SEC (Commission File No. 0-13741)
10.2	1992 Director Incentive Stock Option Plan, as amended, incorporated by reference to the Company’s 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC (Commission File No. 0-13741)
10.3	1992 Key Employee Incentive Stock Option Plan, as amended, incorporated by reference to the Company’s 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC (Commission File No. 0-13741)
10.4	Amended and restated ITC Learning Corporation Employee Stock Ownership Plan and Trust Agreement dated December 2, 1997 (filed herewith)
10.5	1998 Incentive Stock Plan dated May 8, 1998, incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 8, 1998 with the SEC (Commission File No 0-13741)
10.6	Form of stock option agreement dated May 8, 1998, incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 8, 1998 with the SEC (Commission File No. 0-13741)
10.7	Employment Agreements with Management
(a) Christopher E. Mack, incorporated by reference to the Company’s 10-KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC (Commission File No. 0-13741)
(b) Michael Morrison, incorporated by reference to the Company’s 10-QSB for the quarter ended June 30, 1998 filed August 13, 1998 with the SEC (Commission File No. 0-13741)
10.8	Lease dated October 21, 1993 for commercial office space in Herndon, VA, as amended, incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No 0-13741)
10.9	Lease dated November 30, 1995 for commercial office space in Atlanta, GA, incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1995 filed March 15, 1996 with the SEC (Commission File No. 0-13741)
21.1	Subsidiaries of the Reg istrant (filed herewith)
23.1	Consent of Ernst & Young LLP, independent auditors (filed herewith)
27.1	Financial Data Schedule (filed herewith)

      The Company will undertake to furnish, upon written request, copies of all exhibits filed with this form 10-KSB, for a fee of $10.

      C.  Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
(Registrant)

Signature	Title	Date

/s/ CHRISTOPHER E. MACK Christopher E. Mack	President, Treasurer, Chief Financial Officer, and Director	March 30, 2000
/s/ MATTHEW C. SYSAK Matthew C. Sysak	Vice President of Finance & Administration, and Secretary	March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. BANNISTER Daniel R. Bannister	Director	March 30, 2000
/s/ THOMAS C. BYRNE Thomas C. Byrne	Director	March 30, 2000
/s/ PETER J. LI Peter J. Li	Director	March 30, 2000
/s/ JOHN D. SANDERS John D. Sanders	Chairman of the Board of Directors	March 30, 2000
/s/ ROBERT R. SPILLANE Robert R. Spillane	Director	March 30, 2000
/s/ RICHARD E. THOMAS Richard E. Thomas	Director	March 30, 2000

Corporate Headquarters
ITC Learning Corporation
13515 Dulles Technology Drive
Herndon, VA 20171-3413
(800) 638-3757
(703) 713-3335
FAX: (703) 713-0065
Web-site: http://www.itclearning.com

U. S. Offices
Baltimore, MD
(301) 441-9155

Chicago, IL
(815) 439-1121

Grand Rapids, MI
(616) 857-7200

San Francisco, CA
(415) 332-5604

Washington, DC
(703) 713-3335

International Offices
Halifax, Nova Scotia
(902) 421-5100

London, England
44 1234 34-0880

Melbourne, Australia
(613)9593-9955

Sydney, Australia
(612) 9438-2500

Toronto, Ontario
(416) 755-2989

Stock Registrar and Transfer Agent
American Securities Transfer & Trust, Inc.
12039 West Alameda Parkway
Unit 22
Lakewood, CO 80228

Stock Listing
The NASDAQ Stock Market, Inc.
National Market System
NASDAQ/NMS Trading Symbol: ITCC

Market-Makers
Koonce Securities, Inc.
Ferris, Baker Watts, Incorporated

Annual Meeting
The Annual Meeting of shareholders will be held on June 28, 2000 at 3:00 pm at the Corporate Offices located at 13515 Dulles Technology Drive, Herndon, Virginia 20171.

Shareholder Inquiries
Communications concerning transfer requirements, lost certificates, and changes in address should be directed to the Stock Registrar and Transfer Agent. Other inquiries may be directed to Christopher E. Mack, President and CFO.

General Counsels
Kirkpatrick & Lockhart LLP
Washington, D.C.

Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C.
Reston, VA

Independent Auditors
Ernst & Young LLP
McLean, VA