Form 10KSB/A
period 1999-12-31
ITC LEARNING CORP
filed 2000-04-26
CIK 764867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-0001
                            ------------------------

                                  FORM 10-KSB/A

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-13741

                            ITC LEARNING CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    MARYLAND                         52-1078263
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)        Identification Number)

         13515 DULLES TECHNOLOGY DRIVE                 20171
            HERNDON, VIRGINIA 20171                  (Zip Code)
        (Address of principal executive
                     offices)

                                 (703) 713-3335
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

               NONE                                 NONE
       (Title of each Class)               (Name of each exchange
                                            on which registered)

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.10 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended December 31, 1999 were $16,675,565. Aggregate market value of voting stock held by non-affiliates and outstanding at February 29, 2000 was $11,733,670. Amount was computed using the average bid and ask price as of February 29, 2000, which was $2.96. As of February 29, 2000, 3,964,078 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check
one):  [ ] Yes  [X] No
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ITC LEARNING CORPORATION

                                  FORM 10-KSB/A

                                      INDEX

                                                                PAGE
                                                                ----
Explanatory Note   ............................................   2

Part III - Item 13 Exhibits and Reports on Form 8-K............   3

Signature Page  ...............................................   5

Exhibit 4.2

Exhibit 4.3

Exhibit 4.4

Exhibit 4.5


                                EXPLANATORY NOTE

The section captioned "Exhibit Index" of Item 13 to Part III of the Form 10-KSB of ITC Learning Corporation, filed with the SEC on March 30, 2000, is hereby amended and restated in its entirety by the information set forth in this Form 10-KSB/A, inclusive of Exhibits 4.2, 4.3, 4.4 and 4.5 inadvertently omitted from the original filing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-KSB:

     A. Financial Statements for the years ending December 31, 1999, and 1998:
See Part II, Item 7

     B. Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 2.1      Assignment of Rights Under Offer from ITC Learning
          Corporation to ITC Canada Limited dated September 1, 1998, incorporated by reference to the Company's Form 8-K filed
          October 13, 1998 with the Securities and Exchange Commission
          ("SEC") (Commission File No. 0-13741)
 2.2      Receiver's Bill of Sale from Grant Thornton Limited to ITC
          Canada Limited dated September 16, 1998, incorporated by
          reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.3      Assignment of Lease from Grant Thornton Limited to ITC
          Canada Limited dated September 16, 1998, incorporated by
          reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.4      Assignments of Courseware from Grant Thornton Limited to ITC
          Canada Limited dated September 16, 1998, incorporated by
          reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.5      Assignments of Intellectual Property Rights from Grant
          Thornton Limited to ITC Canada Limited dated September 16,
          1998, incorporated by reference to the Company's Form 8-K
          filed October 13, 1998 with the SEC (Commission File No
          0-13741)
 2.6      Assignment of Trademarks from Grant Thornton Limited to ITC
          Canada Limited dated September 23, 1998, incorporated by
          reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.7      Principal Agreement between ITC Canada Limited and Nova
          Scotia Business Development Corporation dated September 16,
          1998, incorporated by reference to the Company's Form 8-K
          filed October 13, 1998 with the SEC (Commission File No
          0-13741)
 2.8      Promissory Note in the Amount of Cdn. $2,000,000 Executed by
          ITC Canada Limited dated September 16, 1998, incorporated by reference to the Company's Form 8-K filed October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.9      Demand Debenture between ITC Canada Limited and Nova Scotia
          Business Development Corporation dated September 18, 1998, incorporated by reference to the Company's Form 8-K filed
          October 13, 1998 with the SEC (Commission File No 0-13741)
 2.10     Debenture Pledge Agreement in the Amount of Cdn. $3,600,000
          between ITC Canada Limited and Nova Scotia Business
          Development Corporation dated September 18, 1998,
          incorporated by reference to the Company's Form 8-K filed
          October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.11     General Security Agreement between ITC Canada Limited and
          Nova Scotia Business Development Corporation dated September
          18, 1998, incorporated by reference to the Company's Form
          8-K filed October 13, 1998 with the SEC (Commission File No
          0-13741)
 2.12     Guarantee of Obligation by ITC Learning Corporation dated
          September 22, 1998, incorporated by reference to the
          Company's Form 8-K filed October 13, 1998 with the SEC
          (Commission File No. 0-13741)
 2.13     Agreement between ITC Learning Corporation and Nova Scotia
          Business Development Corporation dated September 22, 1998, incorporated by reference to the Company's Form 8-K filed
          October 13, 1998 with the SEC (Commission File No. 0-13741)
 2.14     Royalty Agreement among ITC Canada Limited, ITC Learning
          Corporation and Grant Thornton Limited dated September 18,
          1998, incorporated by reference to the Company's Form 8-K
          filed October 13, 1998 with the SEC (Commission File No
          0-13741)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 2.15     Inter-Lender Agreement among ITC Canada Limited, Nova Scotia
          Business Development Corporation and Wachovia Bank, N.A.
          dated September 23, 1998, incorporated by reference to the
          Company's Form 8-K filed October 13, 1998 with the SEC
          (Commission File No. 0-13741)
 3.1      Amended Articles of Incorporation of the Company,
          incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities
          and Exchange Commission (Commission File No. 0-13741)
 3.2      Amended By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December
          31, 1997, filed March 13, 1998 with the SEC (Commission File
          No. 0-13741)
 4.1      Specimen Certificate for ITC Common Stock, incorporated by reference to the Company's 10-QSB for the quarter ended
          March 31, 1998, filed May 1, 1998 with the SEC (Commission
          File No. 0-13741)
 4.2      5.5% $1,000,000 convertible subordinated secured debenture issued to New River Capital Partners, L.P. dated November 1,
          1999. (filed herewith)
 4.3      Warrant agreement to purchase 291,500 shares of common stock of ITC Learning Corporation by New River Capital Partners,
          L.P. dated November 1, 1999. (filed herewith)
 4.4      9.5% $1,200,000 convertible subordinated secured debenture issued to New River Capital Partners, L.P. dated December
          30, 1999. (filed herewith)
 4.5      Warrant agreement to purchase 349,800 shares of common stock of ITC Learning Corporation by New River Capital Partners,
          L.P. dated December 30, 1999. (filed herewith)
10.1      Stock Purchase Agreement dated November 20, 1997 by and
          between ITC Learning Corporation and Anderson Holdings,
          Inc., incorporated by reference to the Company's 8-K filed
          December 8, 1997 with the SEC (Commission File No. 0-13741)
10.2      1992 Director Incentive Stock Option Plan, as amended,
          incorporated by reference to the Company's 10-KSB for the
          year ended December 31, 1996 filed March 14, 1997 with the
          SEC (Commission File No. 0-13741)
10.3      1992 Key Employee Incentive Stock Option Plan, as amended, incorporated by reference to the Company's 10-KSB for the
          year ended December 31, 1996 filed March 14, 1997 with the
          SEC (Commission File No. 0-13741)
10.4      Amended and restated ITC Learning Corporation Employee Stock Ownership
          Plan and Trust Agreement dated December 2, 1997, incorporated by reference to the Company's 10-KSB for the year ended December 31, 1999 filed March 30, 2000 with the SEC (Commission File No. 0-13741)
10.5      1998 Incentive Stock Plan dated May 8, 1998, incorporated by reference to the Company's Registration Statement on Form
          S-8 filed May 8, 1998 with the SEC (Commission File No 0-
          13741)
10.6      Form of stock option agreement dated May 8, 1998,
          incorporated by reference to the Company's Registration
          Statement on Form S-8 filed May 8, 1998 with the SEC
          (Commission File No. 0-13741)
10.7      Employment Agreements with Management
          (a) Christopher E. Mack, incorporated by reference to the
          Company's 10-KSB for the year ended December 31, 1996 filed
          March 14, 1997 with the SEC (Commission File No. 0-13741)
          (b) Michael Morrison, incorporated by reference to the
          Company's 10-QSB for the quarter ended June 30, 1998 filed
          August 13, 1998 with the SEC (Commission File No. 0-13741)
10.8      Lease dated October 21, 1993 for commercial office space in
          Herndon, VA, as amended, incorporated by reference to the
          Company's Form 10-KSB for the fiscal year ended December 31,
          1995 filed March 15, 1996 with the SEC (Commission File No
          0-13741)
10.9      Lease dated November 30, 1995 for commercial office space in
          Atlanta, GA, incorporated by reference to the Company's Form
          10-KSB for the fiscal year ended December 31, 1995 filed
          March 15, 1996 with the SEC (Commission File No. 0-13741)
21.1      Subsidiaries of the Registrant, incorporated by reference to the
          Company's 10-KSB for the year ended December 31, 1999 filed March 30,
          2000 with the SEC (Commission file No. 0-13741)
23.1      Consent of Ernst & Young LLP, independent auditors incorporated by reference to the Company's 10-KSB for the year ended December 31, 1999 filed March 30, 2000 with the SEC (Commission File No. 0-13741)
27.1      Financial Data Schedule, incorporated by reference to the Company's
          10-KSB for the year ended December 31, 1999 filed March 30, 2000 with the SEC (Commission File No. 0-13741)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ITC LEARNING CORPORATION
                                                 (Registrant)

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

            /s/ CHRISTOPHER E. MACK               President, Treasurer, Chief          April 26, 2000
------------------------------------------------  Financial Officer, and Director
              Christopher E. Mack

              /s/ MATTHEW C. SYSAK                Vice President of Finance &          April 26, 2000
------------------------------------------------  Administration, and Secretary
                Matthew C. Sysak