Form 10QSB
period 2000-03-31
ITC LEARNING CORP
filed 2000-05-15
CIK 764867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                           --------------------------


                                   FORM 10-QSB

 (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


       As of March 31, 2000, 3,964,078 shares of Common Stock were outstanding.

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

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999...........................................1

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999...............................................2-3

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999...........................................4

                  Notes to Condensed Consolidated Financial Statements.................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................11




                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...................................................................14

Item 2.           Changes in Securities and Use of Proceeds...........................................14

Item 3.           Defaults Upon Senior Securities.....................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.................................14

Item 5.           Other Information...................................................................14

Item 6.           Exhibits and Reports on Form 8-K....................................................14

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                               2000               1999
                                                                               ----               ----
Net revenues.........................................................    $   1,822,385       $   5,702,384
Cost of sales........................................................        1,126,775           2,557,228
                                                                         -------------       -------------
     Gross margin....................................................          695,610           3,145,156

Selling, general and administrative expense..........................        2,195,986           2,875,389
Equity in earnings of affiliates.....................................          (62,256)            (65,147)
                                                                         -------------       -------------
     Total costs and expenses........................................        2,133,730           2,810,242

Income (loss) before interest and income taxes.......................       (1,438,120)            334,914

Interest income......................................................            3,550               5,505
Interest expense.....................................................         (200,616)            (63,572)
                                                                         -------------       -------------

Income (loss) before income taxes....................................       (1,635,186)            276,847

Income tax expense...................................................          --                    --
                                                                         -------------       -------------

Net income (loss)....................................................    $  (1,635,186)      $     276,847
                                                                         =============       =============

Income (loss) per common share:
     Basic...........................................................    $       (0.42)      $        0.07
                                                                         =============       =============

     Diluted.........................................................    $       (0.42)      $        0.07
                                                                         =============       =============














     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                                             March 31,        December 31,
                                                                               2000               1999
                                                                               ----               ----
Current assets:
     Cash and cash equivalents.......................................    $     407,260       $     535,178
     Accounts receivable, net (note 2)...............................        2,816,452           4,482,511
     Due from affiliates.............................................          115,901             175,533
     Inventories, net of reserve of $22,500
         at March 31, 2000 and December 31, 1999.....................          285,784             338,900
     Prepaid expenses................................................           35,949             153,724
     Income taxes receivable.........................................           69,446              70,258
     Deferred financing costs, net...................................           56,136              65,000
                                                                         -------------       -------------
         Total current assets........................................        3,786,928           5,821,104

Note receivable (note 3).............................................          537,628             537,628

Property and equipment:
     Video and computer equipment....................................        2,658,851           2,666,316
     Furniture and fixtures..........................................          210,943             210,994
     Leasehold improvements..........................................           61,293              61,340
                                                                         -------------       -------------
                                                                             2,931,087           2,938,650
     Less accumulated depreciation and amortization..................       (2,179,199)         (2,020,237)
                                                                         -------------       -------------
         Net property and equipment..................................          751,888             918,413

Capitalized program development costs, net
     of accumulated amortization of $6,939,875 and
     $6,282,102 at March 31, 2000 and
     December 31, 1999, respectively.................................        4,654,310           5,097,679
Intangible assets, net of accumulated amortization of
     $1,764,061 and $1,617,499 at March 31, 2000
     and December 31, 1999, respectively.............................        3,358,081           3,504,645
Other ...............................................................            9,679              10,927
                                                                         -------------       -------------

     Total assets....................................................    $  13,098,514       $  15,890,396
                                                                         =============       =============









     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                             March 31,        December 31,
                                                                               2000               1999
                                                                               ----               ----
Current liabilities:
     Line of credit (note 4).........................................    $       --          $     663,838
     Current installments of long-term debt (note 5).................          472,090             277,160
     Accounts payable................................................        1,710,117           2,193,676
     Due to affiliates...............................................          106,984             187,070
     Accrued compensation and benefits...............................          224,759             167,218
     Deferred revenues...............................................          242,943             373,144
     Other accrued expenses..........................................        1,596,026           2,260,240
     Income taxes payable ...........................................            2,640               6,128
                                                                         -------------       -------------
         Total current liabilities...................................        4,355,559           6,128,474



Deferred lease obligations...........................................           15,497              12,119
Long-term debt (note 5)..............................................        2,756,398           2,313,604
                                                                         -------------       -------------
         Total liabilities...........................................        7,127,454           8,454,197



Stockholders' equity:
     Common stock, $0.10 par value, 12,000,000 shares authorized;
         3,964,078 and 3,964,078 shares issued and outstanding in
         2000 and 1999, respectively.................................          396,408             396,408
     Additional capital..............................................       17,083,716          16,975,959
     Note receivable from ESOP.......................................         (336,252)           (359,377)
     Retained deficit................................................      (11,198,895)         (9,563,709)
     Accumulated other comprehensive loss (note 7)...................           26,083             (13,082)
                                                                         -------------       -------------
         Total stockholders' equity..................................        5,971,060           7,436,199
                                                                         -------------       -------------




Total liabilities and stockholders' equity...........................    $  13,098,514       $  15,890,396
                                                                         =============       =============







     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                               2000               1999
                                                                               ----               ----
Cash flows from operating activities:
Net income (loss)....................................................    $  (1,635,186)      $     276,847
Reconciling items:
     Provision for doubtful accounts.................................          150,000              15,000
     Depreciation and amortization...................................        1,057,731             908,497
     Foreign currency translation adjustment.........................           39,165               5,741
     Changes in operating assets and liabilities:
         Decrease in accounts receivable.............................        1,516,059              66,948
         Decrease (increase) in inventories..........................           53,116              (8,346)
         Decrease in income tax receivable...........................              812               --
         Decrease in prepaid expenses................................          117,775              15,164
         Increase in due from affiliates, net........................          (20,454)           (133,866)
         Decrease in other assets....................................            1,248             210,525
         Decrease in accounts payable................................         (483,559)         (1,186,055)
         Decrease in accrued expenses................................         (599,110)           (380,296)
         Increase (decrease) in deferred revenues....................         (130,201)             87,606
         Increase (decrease) in deferred lease obligations...........            3,378             (10,314)
         Decrease in income tax payable..............................           (3,488)             (2,761)
                                                                         -------------       -------------
Net cash provided by (used for) operating activities.................           67,286            (135,310)

Cash flows from investing activities:
     Capitalized program development costs...........................         (214,404)           (464,004)
     Capital expenditures............................................          --                 (158,061)
                                                                         -------------       -------------
Net cash used for investing activities...............................         (214,404)           (622,065)

Cash flows from financing activities:
     Borrowings under line of credit.................................          --                4,076,000
     Repayments under line of credit.................................         (663,838)         (2,995,000)
     Proceeds from issuance of long-term debt........................          802,393             --
     Principal payments on long-term debt............................         (142,480)            (17,186)
     Employee stock ownership plan note collections..................           23,125              23,125
                                                                         -------------       -------------
         Net cash provided by financing activities...................           19,200           1,086,939
                                                                         -------------       -------------

Net increase (decrease) in cash......................................         (127,918)            329,564

Cash and cash equivalents, beginning of period.......................          535,178             267,045
                                                                         -------------       -------------
Cash and cash equivalents, end of period.............................    $     407,260       $     596,609
                                                                         =============       =============




     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentations. The interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements included with the Company's filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the three months ended March 31, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, the anticipated cash flows from 2000 operations, and additional planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company.

                            ITC LEARNING CORPORATION

                                 MARCH 31, 2000

                                   (UNAUDITED)

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


     The details of the earnings per share calculation for the quarters ended March 31, 2000 and 1999 follow:


                                                                Income                              Per Share
                                                                (Loss)              Shares           Amount
                                                                ------              ------           ------
QUARTER ENDED MARCH 31, 2000
     Loss per share of common stock - basic............     $  (1,635,186)          3,905,756      $ (0.42)
     Dilutive securities:
         Stock options.................................             --                  --             --
                                                            -------------         -----------      -------
     Loss per share of common stock - diluted..........     $  (1,635,186)          3,905,756      $ (0.42)
                                                            --------------        -----------      -------

QUARTER ENDED MARCH 31, 1999
     Earnings per share of common stock - basic........     $     276,847           3,879,923      $  0.07
     Dilutive securities:
         Stock options.................................             --                 53,739          --
                                                            -------------         -----------      -------
     Earnings per share of common stock - diluted......     $     276,847           3,933,662      $  0.07
                                                            -------------         -----------      -------

                            ITC LEARNING CORPORATION

                                 MARCH 31, 2000

                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following:

                                                                          March 31,           December 31,
                                                                            2000                  1999
                                                                            ----                  ----
                                                                         (Unaudited)
     Trade accounts receivable....................................      $  3,391,937          $  4,717,097
     Unbilled contract receivables................................            20,633               200,000
     Less allowance for doubtful accounts.........................          (652,644)             (502,644)
                                                                        ------------          ------------
         Trade accounts receivable, net...........................         2,759,926             4,414,453
     Other receivables............................................            56,526                68,058
                                                                        ------------          ------------
                                                                        $  2,816,452          $  4,482,511
                                                                        ============          ============


NOTE 3 - NOTE RECEIVABLE

     On November 20, 1997, the Company entered into a stock purchase agreement with Anderson Holdings Inc., to sell all of the Company's stock in its wholly owned subsidiary Anderson Soft-Teach ("AST"). Pursuant to the transaction, ITC accepted an 8% promissory note in the amount of $950,000. Under the terms of the note, interest payments are due quarterly, with the remaining principal balance due in 2001.

     Under the terms of the stock purchase agreement, ITC and AST entered into a reciprocal agreement to sell each other's products. Royalties earned by AST for sales of their products under this agreement will be applied to the principal value of the note.


NOTE 4 - LINE OF CREDIT

     On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement. The Company is currently operating without a short-term credit facility.

                            ITC LEARNING CORPORATION

                                 MARCH 31, 2000

                                   (UNAUDITED)


NOTE 5 - LONG-TERM DEBT

Long-term debt at March 31, 2000 and December 31, 1999 consists of the following:


                                                                             March 31,        December 31,
                                                                               2000               1999
                                                                               ----               ----
Non-related party debt:
-----------------------
8.0% senior note due 2003............................................    $   1,035,450       $   1,177,930
5.5% note due 2001, net of unamortized discount of $176,325..........          823,675             795,834
9.5% note due 2001, net of unamortized discount of $450,272..........          749,728             617,000
                                                                         -------------       -------------
Subtotal - non-related party debt....................................        2,608,853           2,590,764

Related party debt:
-------------------
7.0% notes due 2002, net of unamortized discount of $78,607..........          383,785                  --
8.0% notes due 2000, net of unamortized discount of $29,150..........          235,850                  --
                                                                         -------------       -------------
Subtotal - related party debt  ......................................          619,635                  --
                                                                         -------------       -------------

Total long-term debt.................................................        3,228,488           2,590,764
Less current maturities..............................................         (472,090)           (277,160)
                                                                         -------------       -------------
Long-term debt, net..................................................    $   2,756,398       $   2,313,604
                                                                         =============       =============



     The 8.0% note payable is due in monthly interest installments and quarterly principal installments, and matures in June 2003. The note has a subordinated interest position to the Company's principal lender, in the receivables and inventory of ITC Canada Limited. Additionally, the note carries a security interest in the fixed assets and intellectual property of ITC Canada Limited, which ranks pari passu with the Company's principal lender.

     The 5.5% convertible subordinated note payable is due on April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note is convertible into shares of common stock of the Company, up to the maturity date, at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company's common stock at a per share price of $2.00. The warrants expire on April 2, 2001. The warrants were determined to have a value of $245,000, which was recorded as additional paid-in capital. The resulting debt discount is being amortized over the holding period of the note.

     The 9.5% convertible subordinated note payable is due on April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price no lower than $1.75 per share. The note was issued with warrants which grant the holders the right to acquire 349,800 shares of the Company's common stock at a price no lower than $1.75 per share. The warrants expire on April 1, 2002. The warrants were determined to have a value of $508,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the debenture. The number of warrants can increase to 1,049,400 if certain conditions are not met.

     During the first quarter of 2000, the Company issued 7.0% convertible subordinated notes payable, to certain Officers and Directors, and various other related parties, in the amount of $462,392, due on June 30, 2002. Interest and

                            ITC LEARNING CORPORATION

                                 MARCH 31, 2000

                                   (UNAUDITED)



principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $2.75 per share. The note was issued with warrants that grant the holders the right to acquire 46,239 shares of the Company's common stock, at a price of $2.75 per share. The warrants expire on June 30, 2001. The warrants were determined to have a value of $78,607, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

     During the first quarter of 2000, the Company issued 8.0% notes payable to certain Officers and Directors, and various other related parties, in the amount of $265,000, due on the earlier of April 30, 2000 or the Company closing a line of credit of at least $1,000,000. As of March 31, 2000, the Company has not secured a line of credit, and has extended the due date of the notes until the repayment of the notes will not materially and adversely affect the Company's business operations. Interest and principal are due in full at maturity. The note was issued with warrants that grant the holders the right to acquire 15,900 shares of the Company's common stock, at a price of $2.63 per share. The warrants expire January 31, 2002. The warrants were determined to have a value of $29,150, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

NOTE 6 - SEGMENT INFORMATION

     The following tables show revenues and profit or loss by reportable segment for the quarters ended March 31, 2000 and 1999 (amounts in thousands):

Quarter ended March 31, 2000


----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from
     external customers...............      $ 768         $ 38        $ 766        $ 250      $ 1,822
Intersegment revenues.................        513           16           -            -           529
Segment loss before taxes.............       (922)        (652)         (28)         (33)      (1,635)
----------------------------------------------------------------------------------------------------------


Quarter ended March 31, 1999

----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from
     external customers...............     $4,204         $616         $665         $217       $5,702
Intersegment revenues.................        500           -            -            -           500
Segment income (loss) before taxes....        557         (227)         (47)          (6)         277
----------------------------------------------------------------------------------------------------------

                            ITC LEARNING CORPORATION

                                 MARCH 31, 2000

                                   (UNAUDITED)




NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2000 and 1999 are as follows:

                                                                          March 31,             March 31,
                                                                            2000                  1999
                                                                            ----                  ----
     Net income (loss)............................................      $ (1,635,186)         $    276,847
     Foreign currency translation adjustment......................            39,165                 5,741
                                                                        ------------          ------------
                                                                        $ (1,596,021)         $    282,588
                                                                        ============          ============


     The components of accumulated other comprehensive income, net of related tax, for the three months ended March 31, 2000 and December 31, 1999 are as follows:


                                                                          March 31,           December 31,
                                                                            2000                  1999
                                                                            ----                  ----
     Cumulative foreign currency translation adjustment...........      $     26,083          $    (13,082)
                                                                        ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

     ITC Learning Corporation ("ITC" or the "Company") is a worldwide provider of education and training software to professionals in business, education and government organizations. Incorporated under the laws of the state of Maryland in 1977 the Company develops, markets and delivers specific libraries of interactive multimedia computer-based training ("CBT") courses designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance.


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

Risk Factors

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the three months ended March 31, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company.

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

     In addition, the Company faces certain general business risks, which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("FIRST QUARTER OF 2000") COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER OF 1999")

Revenues

     Total revenues for the first quarter of 2000 totaled $1,822,000, as compared to $5,702,000 for the first quarter of 1999, representing a decrease of $3,880,000 or 68%. Courseware revenues, which include sales of off-the-shelf CBT products, custom CBT products, consulting services, fees, royalties and videotape training products, totaled $1,792,000 during the first quarter of 2000, as compared to $5,489,000 for the first quarter of 1999. The decrease in revenues was primarily attributable to decreased sales of the Company's core CBT products within its U.S. and Canadian markets, offset by increased CBT product sales in the Company's U.K. and Australian markets.

     The decrease in revenues within the U.S. and Canadian markets in the first quarter of 2000 was due to several interrelated factors, including the residual effect of many changes that occurred within the Company during the fourth quarter of 1999. First, as a result of financial pressure being brought to bear on the Company by its principal lender, due to the Company's third quarter 1999 negative operating results, the working capital position of the Company did not allow for sufficient levels of sales and marketing expenditures during 2000. Furthermore, in response to working capital shortages, the Company in October of 1999, made a significant reduction in its workforce, including a 60% reduction of sales and marketing personnel, which further hindered sales and marketing efforts during the first quarter of 2000. This reduction was not undertaken only in an effort to reduce costs; but to refocus the Company's U.S. and Canadian operation on its core industrial markets, to better leverage the Company's core assets. The effect of the reduction contributed to reduced revenue levels in the first quarter of 2000, as compared to previous quarters.

     On March 9, 2000, the Company hired an industry specialized Vice President of Sales and Marketing to lead the effort in rebuilding. During 2000, the Company expects to continue adding industry specialized sales and marketing resources, focused within its core vertical markets. As of March 31, 2000, the Company believes its sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing, and new sales and marketing resources to increase revenues. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

Cost of Sales and Gross Margin

     Cost of sales consists of the amortized costs of developing new course titles and updating the Company's existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party product royalties and hardware costs. Cost of sales for the first quarter 2000 totaled $1,127,000 resulting in a gross margin of $696,000 or 38% of total revenues, as compared to cost of sales of $2,557,000 and gross margin of $3,145,000 or 55% of total revenues for the first quarter of 1999. The decrease in cost of sales of $1,430,000 in 2000 as compared to 1999 was the result of decreased revenues and resulting cost of sales. The decrease in gross margin of $2,449,000 and gross margin percentage of 17% was primarily attributable to decreased revenue in relation to fixed product development amortization costs incurred.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $2,196,000 for the first quarter of 2000, as compared to $2,875,000 for the first quarter of 1999, representing a decrease of $679,000 or 24%.

     Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the first quarter of 2000 totaled $623,000, as compared to $1,362,000 for the first quarter of 1999. The decrease in selling expenses of $739,000 or 54% during the first quarter of 2000, as compared to the first quarter of 1999, is primarily due to the Company's reduction of sales and marketing personnel during the last half of 1999.

     General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expense for the first quarter of 2000 totaled $1,573,000, as compared to $1,513,000 for the first quarter of 1999.

Income Before Income Taxes and Net Income

     Operations for the first quarter of 2000 resulted in a pre-tax and net loss of $1,635,000, or $0.42 per share, as compared to pre-tax and net income of $277,000, or $0.07 per share, for the first quarter of 1999. The higher pre-tax and net loss for the first quarter of 2000 was primarily due to decreased courseware sales and resulting gross margin as compared to the first quarter of 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     Working capital deficit at March 31, 2000 was $569,000 as compared to a deficit of $307,000 at December 31, 1999, representing an increase in the working deficit of $262,000, primarily due to repayment of the Company's line of credit and various other short-term liabilities through the issuance of short and long-term notes payable.

     Cash provided by operating activities totaled $67,000 for the first quarter of 2000, as compared to cash used by operating activities of $135,000 for the first quarter of 1999, an increase of $202,000. The increase was due to increased turnover of operating assets in relation to operating liabilities during the first quarter of 2000 as compared to the first quarter of 1999.

     Cash used for investing activities totaled $214,000 for the first quarter of 2000, as compared to cash used for investing activities of $622,000 for the first quarter of 1999, a decrease of $408,000. The decrease was primarily attributable to decreased capital and product development expenditures during the first quarter of 2000 as compared to the first quarter of 1999.

     Cash provided by financing activities totaled $19,000 for the first quarter of 2000, as compared to cash provided by financing activities of $1,087,000 for the first quarter of 1999, a decrease of $1,068,000. The decrease was primarily attributable to the Company's decreased utilization and subsequent payoff of its line of credit, offset by the issuance of long-term notes payable during the first quarter of 2000.

     The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company.

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

ITC LEARNING CORPORATION
    (Registrant)


By:               /s/Christopher E. Mack                      DATE              May 15, 2000
         ----------------------------------------------              -----------------------
         Christopher E. Mack, President,
         Treasurer, and Chief Financial Officer


By:               /s/Matthew C. Sysak                         DATE              May 15, 2000
         ----------------------------------------------              -----------------------
         Matthew C. Sysak, Vice President of Finance
         and Administration, and Secretary