Form 10QSB
period 2000-06-30
ITC LEARNING CORP
filed 2000-08-14
CIK 764867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
For the transition period from to
Commission File Number 0-13741

ITC LEARNING CORPORATION

(Name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1078263 (IRS Employer Identification No.)

13515 Dulles Technology Drive Herndon, Virginia 20171 (Address of principal executive offices) (703) 713-3335 (Issuer’s telephone number)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

      As of June 30, 2000, 3,964,078 shares of Common Stock were outstanding.

      Transitional Small Business Disclosure Format (check one):  [   ]  Yes       [X]  No

ITC LEARNING CORPORATION

FORM 10-QSB

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2000 and 1999	1

		Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	2-3

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II	Other Information.

	Item 1.	Legal Proceedings	16

	Item 2.	Changes in Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 5.	Other Information	16

	Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ITC LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net revenues	$1,507,618	$5,469,195	$3,330,003	$11,171,579

Cost of sales	1,199,935	1,955,446	2,326,710	4,512,674

Gross margin	307,683	3,513,749	1,003,293	6,658,905

Selling, general and administrative expense	2,193,320	3,130,975	4,389,306	6,006,364

Equity in earnings of affiliates	(24,410)	(47,160)	(86,666)	(112,307)

Income (loss) before interest and income taxes	(1,861,227)	429,934	(3,299,347)	764,848

Interest income	4,600	41,462	8,150	46,967

Interest expense	(202,310)	(97,334)	(402,926)	(160,906)

Income (loss) before income taxes	(2,058,937)	374,062	(3,694,123)	650,909

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(2,058,937)	$374,062	$(3,694,123)	$650,909

Net income (loss) per common share:

Basic and diluted	$(0.53)	$0.10	$(0.94)	$0.17

See accompanying notes to condensed consolidated financial statements.

ITC LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2000	1999

	(Unaudited)

Current assets:

Cash and cash equivalents	$308,563	$535,178

Accounts receivable, net (note 2)	1,898,841	4,482,511

Due from affiliates	91,388	175,533

Inventories, net of reserve of $22,500 at June 30, 2000 and December 31, 1999	176,340	338,900

Prepaid expenses	152,257	153,724

Income taxes receivable	69,246	70,258

Deferred financing costs, net	47,273	65,000

Total current assets	2,743,908	5,821,104

Note receivable (note 3)	447,447	537,628

Property and equipment:

Video and computer equipment	2,658,501	2,666,316

Furniture and fixtures	210,786	210,994

Leasehold improvements	61,146	61,340

	2,930,433	2,938,650

Less accumulated depreciation and amortization	(2,304,853)	(2,020,237)

Net property and equipment	625,580	918,413

Capitalized program development costs, net of accumulated amortization of $7,583,544 and $6,282,102 at June 30, 2000 and December 31, 1999, respectively	4,119,804	5,097,679

Intangible assets, net of accumulated amortization of $1,913,834 and $1,617,499 at June 30, 2000 and December 31, 1999, respectively	3,208,309	3,504,645

Other	10,351	10,927

Total assets	$11,155,399	$15,890,396

See accompanying notes to condensed consolidated financial statements.

ITC LEARNING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2000	1999

	(Unaudited)

Current liabilities:

Line of credit (note 4)	$—	$663,838

Current installments of long-term debt (note 5)	2,240,153	277,160

Accounts payable	1,947,648	2,193,676

Due to affiliates	91,762	187,070

Accrued compensation and benefits	224,792	167,218

Deferred revenues	221,167	373,144

Other accrued expenses	1,316,336	2,260,240

Income taxes payable	4,569	6,128

Total current liabilities	6,046,427	6,128,474

Deferred lease obligations	18,718	12,119

Long-term debt (note 5)	1,143,218	2,313,604

Total liabilities	7,208,363	8,454,197

Stockholders’ equity:

Common stock, $0.10 par value, 12,000,000 shares authorized; 3,964,078 and 3,964,078 shares issued and outstanding at June 30, 2000 and December 31, 1999	396,408	396,408

Additional capital	17,083,716	16,975,959

Note receivable from ESOP	(313,127)	(359,377)

Retained deficit	(13,257,832)	(9,563,709)

Accumulated other comprehensive gain (loss) (note 7)	37,871	(13,082)

Total stockholders’ equity	3,947,036	7,436,199

Total liabilities and stockholders’ equity	$11,155,399	$15,890,396

See accompanying notes to condensed consolidated financial statements.

ITC LEARNING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(3,694,123)	$650,909

Reconciling items:

Provision for doubtful accounts	165,000	200,000

Depreciation and amortization	2,101,555	1,948,688

Foreign currency translation adjustment	50,953	23,813

Changes in operating assets and liabilities:

Decrease (increase) in accounts receivable	2,418,670	(955,613)

Decrease in notes receivable	90,181	—

Decrease (increase) in inventories	162,560	(249,839)

Decrease (increase) in prepaid expenses	1,467	(107,683)

Decrease in income taxes receivable	1,012	209,276

Increase in due from affiliates, net	(11,163)	(204,812)

Decrease in other assets	576	7,659

Decrease in accounts payable	(246,028)	(625,663)

Decrease in accrued expenses	(878,114)	(735,922)

Increase (decrease) in deferred revenues	(151,977)	43,945

Increase (decrease) in deferred lease obligations	6,599	(20,781)

Increase (decrease) in income tax payable	(1,559)	30,204

Net cash provided by operating activities	15,609	214,181

Cash flows from investing activities:

Capitalized program development costs	(323,568)	(1,238,713)

Capital expenditures	—	(252,379)

Net cash used for investing activities	(323,568)	(1,491,092)

Cash flows from financing activities:

Borrowings under line of credit	—	6,861,000

Repayments under line of credit	(663,838)	(5,459,000)

Proceeds from issuance of long-term debt	862,712	—

Principal payments on long-term debt	(163,780)	(124,566)

Employee stock ownership plan note collections	46,250	46,250

Net cash provided by financing activities	81,344	1,323,684

Net increase (decrease) in cash	(226,615)	46,773

Cash and cash equivalents, beginning of period	535,178	267,045

Cash and cash equivalents, end of period	$308,563	$313,818

See accompanying notes to condensed consolidated financial statements.

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements of ITC Learning Corporation (“ITC” or the “Company”) include the accounts of its wholly owned subsidiaries Activ Training, Ltd. (“Activ”), ITC Australasia Pty. Ltd. (“ITCA”), Turn-Key Training Technologies, Inc. (“Turn-Key”), ITC Canada Limited, and ComSkill Learning Centers, Inc. (“ComSkill”).

      ITC is a worldwide provider of education and training software to professionals in business, education and government organizations. Incorporated under the laws of the state of Maryland in 1977 the Company develops, markets and delivers specific libraries of interactive multimedia computer-based training (“CBT”) courseware designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance. The Company operates in four reportable segments: U.S., Canada, Australia and the United Kingdom.

      Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to improve comparability to current year presentations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 1999 audited financial statements included with the Company’s filing on Form 10-KSB. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

      The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the six months ended June 30, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues, the acceptance of the Company’s new CBT courseware management system and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Net Income (Loss) Per Common Share

      Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price.

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      The details of the earnings per share calculation for the three and six months ended June 30, 2000 and 1999 follow:

	Income		Per Share
	(Loss)	Shares	Amount

Three months ended June 30, 2000

Loss per share of common stock – basic	$(2,058,937)	3,910,756	$(0.53)

Dilutive securities:

Stock options	—	—	—

Loss per share of common stock – diluted	$(2,058,937)	3,910,756	$(0.53)

Three months ended June 30, 1999

Earnings per share of common stock – basic	$374,062	3,879,923	$0.10

Dilutive securities:

Stock options	—	48,982	—

Earnings per share of common stock – diluted	$374,062	3,928,905	$0.10

	Income		Per Share
	(Loss)	Shares	Amount

Six months ended June 30, 2000

Loss per share of common stock – basic	$(3,694,123)	3,910,756	$(0.94)

Dilutive securities:

Stock options	—	—	—

Loss per share of common stock – diluted	$(3,694,123)	3,910,756	$(0.94)

Six months ended June 30, 1999

Earnings per share of common stock – basic	$650,909	3,884,923	$0.17

Dilutive securities:

Stock options	—	49,014	—

Earnings per share of common stock – diluted	$650,909	3,933,937	$0.17

NOTE 2 — ACCOUNTS RECEIVABLE

      Accounts receivable include the following:

	June 30,	December 31,
	2000	1999

Trade accounts receivable	$2,551,970	$4,717,097

Unbilled contract receivables	—	200,000

Less allowance for doubtful accounts	(667,644)	(502,644)

Trade accounts receivable, net	1,884,326	4,414,453

Other receivables	14,515	68,058

	$1,898,841	$4,482,511

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

NOTE 3 — NOTE RECEIVABLE

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

NOTE 4 — LINE OF CREDIT

      On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement. The Company is currently operating without a short-term credit facility.

NOTE 5 — LONG-TERM DEBT

      Long-term debt at June 30, 2000 and December 31, 1999 consists of the following:

	June 30,	December 31,
	2000	1999

Non-related party debt:

8.0% senior note due 2003	$1,014,151	$1,177,930

5.5% note due 2001, net of unamortized discount of $148,485	851,515	795,834

9.5% note due 2001, net of unamortized discount of $392,545	807,455	617,000

Subtotal – non-related party debt	2,673,121	2,590,764

Related party debt:

7.0% notes due 2002, net of unamortized discount of $62,885	399,507	—

8.0% notes due 2000, net of unamortized discount of $14,575	310,743	—

Subtotal – related party debt	710,250	—

Total debt	3,383,371	2,590,764

Less current maturities	(2,240,153)	(277,160)

Long-term debt, net	$1,143,218	$2,313,604

      The 8.0% note payable is due in monthly interest installments and quarterly principal installments, and matures in June 2003. The note has a subordinated interest position to the Company’s principal lender, in the receivables and inventory of ITC Canada Limited. Additionally, the note carries a security interest in the fixed assets and intellectual property of ITC Canada Limited, which ranks pari passu with the Company’s principal lender.

      The 5.5% convertible subordinated note payable is due on April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note is convertible into shares of common stock of the Company, up to the maturity date, at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company’s common stock at a per share price of $2.00. The warrants

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

NOTE 5 — LONG-TERM DEBT — (Continued)

expire on April 2, 2001. The warrants were determined to have a value of $245,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the note.

      The 9.5% convertible subordinated note payable is due on April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $1.75 per share. The note was issued with warrants, which grant the holders the right to acquire 349,800 shares of the Company’s common stock at a price of $1.75 per share. The warrants expire on April 1, 2002. The warrants were determined to have a value of $508,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the note.

      During the first quarter of 2000, the Company issued 7.0% convertible subordinated notes payable to certain Officers and Directors of the Company, and various other related parties, in the amount of $462,392, due on June 30, 2002. Interest is payable semi-annually and principal is due in full at maturity. The notes may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $2.75 per share. The notes were issued with warrants that grant the holders the right to acquire 46,239 shares of the Company’s common stock, at a price of $2.75 per share. The warrants expire on June 30, 2001. The warrants were determined to have a value of $78,607, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

      On January 20, 2000 the Company issued 8.0% notes payable to certain Officers and Directors of the Company, and various other related parties, in the amount of $325,318, due upon the Company closing a line of credit of at least $1,000,000. As of June 30, 2000, the Company has not secured a line of credit, and has extended the due date of the notes until the repayment of the notes will not materially and adversely affect the Company’s business operations. Interest and principal are due in full at maturity. The notes were issued with warrants that grant the holders the right to acquire 15,900 shares of the Company’s common stock, at a price of $2.63 per share. The warrants expire January 31, 2002. The warrants were determined to have a value of $29,150, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

NOTE 6 — SEGMENT INFORMATION

      The following tables identify revenues and profit or loss by reportable segment for the three and six months ended June 30, 2000 and 1999 (amounts in thousands):

	United		United
Three months ended June 30, 2000	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$692	$108	$460	$248	$1,508

Intersegment revenues	369	24	—	—	393

Segment income (loss) before taxes	(1,472)	(506)	(121)	40	(2,059)

	United		United
Three months ended June 30, 1999	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$3,998	$566	$587	$318	$5,469

Intersegment revenues	707	249	—	—	956

Segment income (loss) before taxes	576	(181)	(51)	30	374

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

NOTE 6 — SEGMENT INFORMATION — (Continued)

	United		United
Six months ended June 30, 2000	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$1,460	$146	$1,226	$498	$3,330

Intersegment revenues	882	40	—	—	922

Segment income (loss) before taxes	(2,394)	(1,158)	(149)	7	(3,694)

	United		United
Six months ended June 30, 1999	States	Canada	Kingdom	Australia	Total

Revenues from external customers	$8,202	$1,182	$1,253	$535	$11,172

Intersegment revenues	1,207	249	—	—	1,456

Segment income (loss) before taxes	1,134	(409)	(98)	24	651

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of related tax, for the six months ended June 30, 2000 and 1999 are as follows:

	June 30,	June 30,
	2000	1999

Net income (loss)	$(3,694,123)	$650,909

Foreign currency translation adjustment	50,953	23,813

Comprehensive income (loss)	(3,643,170)	$674,722

      The components of accumulated other comprehensive income, net of related tax, at June 30, 2000 and December 31, 1999 are as follows:

	June 30,	December 31,
	2000	1999

Cumulative foreign currency translation adjustment	$37,871	$(13,082)

NOTE 8 — SUBSEQUENT EVENT

      Effective July 31, 2000, the Company completed the sale of its AdminSTAR™ enterprise learning management system product line, to Learnframe, Inc., a provider of e-Learning technologies and services. The transaction, valued at $4,000,000, consists of a cash payment of $250,000, paid in 5 equal monthly installments beginning on the closing date, and $3,750,000 of prepaid royalties on the sale of Learnframe products over the next four years.

      This sale follows the execution of an Original Equipment Manufacturer (“OEM”) and distribution agreement between ITC and Learnframe, dated May 22, 2000, giving ITC the right to private label and distribute Learnframe’s proprietary learning management system —  Pinnacle Learning Manager.

ITC LEARNING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2000

(Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Overview of Business

      ITC Learning Corporation is a worldwide provider of education and training software to professionals in business, education and government organizations. Incorporated under the laws of the state of Maryland in 1977 the Company develops, markets and delivers specific libraries of interactive multimedia CBT training courseware designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-looking Statements

      Certain statements made by the Company’s management may be considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words “believe,” “expect,” “anticipate” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, availability of capital, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Risk Factors

      The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the six months ended June 30, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues, the acceptance of the Company’s new CBT courseware management system and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

      A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company’s common stock. These include, but are not limited to, the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company’s direct and indirect distribution channels, the introduction and acceptance of new products, and the degree to which the market understands and accepts the Company’s role as a provider of training solutions.

      In addition, the Company faces certain general business risks, which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 (“Second Quarter of 2000”) compared to the three months ended June 30, 1999 (“Second Quarter of 1999”)

Revenues

      Total revenues for the second quarter of 2000 totaled $1,508,000, as compared to $5,469,000 for the second quarter of 1999, representing a decrease of $3,961,000 or 72%. Courseware revenues, which include sales of off-the-shelf CBT products, custom CBT products, learning management system sales, consulting services, fees, royalties and videotape training products, totaled $1,502,000 during the second quarter of 2000, as compared to $5,205,000 for the second quarter of 1999. The decrease in revenues was primarily attributable to decreased sales of the Company’s learning management system — AdminSTAR™, and decreased courseware product sales within the Company’s U.S. and Canadian markets.

      Revenues generated from the sale of the Company’s AdminSTAR™ product were $18,000 in the second quarter of 2000 as compared to $2,218,000 in the second quarter of 1999. The decline in sales of the Company’s AdminSTAR™ product was the result of the Company’s decision during the first quarter of 2000 to cease supporting the development and sales efforts related to this product line. The Company’s subsequent decision to divest this product line was based on several factors, primarily relating to the depth and breadth of features AdminSTAR™ provides to its customers. AdminSTAR™ is an Enterprise-Level, non-scalable, software product designed to manage the intellectual capital (employee skills and development) throughout an organization. As an off-the-shelf CBT training company, ITC made the decision to seek a strategic buyer for AdminSTAR™ that could better support the development and sale of this enterprise-level software product. See Note 8 to the condensed consolidated financial statements — Subsequent Event relating to the sale of the AdminSTAR™ product line.

      Courseware product revenues generated from the Company’s U.S. operation during the second quarter of 2000 were $621,000 as compared to $1,199,000 for the second quarter of 1999, representing a decrease of $578,000 or 48%. Courseware product revenues generated from the Company’s Canadian operation during the second quarter of 2000 were $108,000 as compared to $629,000 for the second quarter of 1999, representing a decrease of $521,000 or 83%. The decline in Courseware product revenues from the Company’s North American operations was the result of working capital constraints faced by the Company during the first six months of 2000, which hindered the Company’s ability to aggressively recruit, train and support both direct and indirect sales and marketing resources. The Company believes its sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing, and new sales and marketing resources to increase revenues. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Cost of Sales and Gross Margin

      Cost of sales consists of the amortized costs of developing new course titles and updating the Company’s existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party product royalties and hardware costs. Cost of sales for the second quarter 2000 totaled $1,200,000 resulting in a gross margin of $308,000 or 20% of total revenues, as compared to cost of sales of $1,955,000 and gross margin of $3,514,000 or 64% of total revenues for the second quarter of 1999. The decrease in cost of sales of $755,000 in 2000 as compared to 1999 was the result of decreased sales volume. The decrease in gross margin of $3,206,000 and gross margin percentage of 44% was primarily attributable to decreased revenue in relation to fixed product development amortization costs, as well as changes in the mix of sales from the Company’s direct and indirect sales channels.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $2,193,000 for the second quarter of 2000, as compared to $3,131,000 for the second quarter of 1999, representing a decrease of $938,000 or 30%.

      Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the second quarter of 2000 totaled $850,000, as compared to $1,609,000 for the second quarter of 1999, representing a decrease of $759,000 or 47%. The decrease in selling expenses in the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to the Company’s reduction of North American sales and marketing personnel during the last half of 1999.

      General and administrative expenses consist of the costs of developing new products and the costs of the Company’s executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expense for the second quarter of 2000 totaled $1,343,000, as compared to $1,522,000 for the second quarter of 1999, representing a decrease of $179,000 or 12%. The decrease in general and administrative expenses in the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to the effect of a reduction in North American administrative personnel during the fourth quarter of 1999.

Income Before Income Taxes and Net Income

      Operations for the second quarter of 2000 resulted in a pre-tax and net loss of $2,059,000, or $0.53 per share, as compared to pre-tax and net income of $374,000, or $0.10 per share, for the second quarter of 1999. The higher pre-tax and net loss for the second quarter of 2000 was primarily due to decreased revenues and resulting gross margin as compared to the first quarter of 1999.

Six months ended June 30, 2000 (“first half of 2000”) compared to the six months ended June 30, 1999 (“first half of 1999”)

Revenues

      Revenues for the first half of 2000 totaled $3,330,000 as compared to $11,172,000 for the first half of 1999, representing a decrease of $7,842,000 or 70%. The decrease in revenues was primarily attributable to decreased sales of the Company’s learning management system — AdminSTARTM, and decreased courseware product sales within the Company’s U.S. and Canadian markets.

      Revenues generated from sales of the Company’s AdminSTAR TM product were $41,000 in the first half of 2000 as compared to $2,520,000 in the first half of 1999. The decline in sales of the Company’s AdminSTARTM product was the result of the Company’s decision during the first quarter of 2000 to cease supporting the development and sales efforts related to this product line. The Company’s subsequent decision to divest this product line was based on several factors, primarily relating to the depth and breadth of features AdminSTARTM provides to its customers. AdminSTARTM is an Enterprise-Level, non-scalable, software product designed to manage the intellectual capital (employee skills and development) throughout an organization. As an off-the-shelf CBT training provider, the Company made the decision to seek a strategic buyer for AdminSTARTM that could better support the development and sale of this enterprise-level software product. See Note 8 to the condensed consolidated financial statements — Subsequent Event relating to the sale of the AdminSTAR™ product line.

      The Company believes the prepaid royalty component of the consideration received from the sale of the AdminSTAR™ product line to be significant revenue generating opportunity given the current demand from its existing customers to upgrade from the Company’s legacy CBT courseware management system. Following the execution of the OEM and distribution agreement, signed on May 22, 2000 between ITC and Learnframe, Inc., the Company had immediate access to a more sophisticated CBT courseware management system, for the purpose of upgrading its existing customer base. ITC believes there will be substantial interest from its existing customer base to upgrade from ITC’s legacy CBT courseware management system to the private labeled version of Learnframe’s Pinnacle Learning Manager product, and provide the Company with a substantial revenue generating opportunity. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

      Courseware product revenues generated from the Company’s U.S. operation during the first half of 2000 were $1,319,000 as compared to $4,623,000 for the first half of 1999, representing a decrease of $3,304,000 or 71%. Courseware product revenues generated from the Company’s Canadian operation during the first half of 2000 were $147,000 as compared to $1,074,000 for the first half of 1999, representing a decrease of $927,000 or 86%. The decline in courseware product revenues from the Company’s North American operations was the result of working capital constraints faced by the Company during the first six months of 2000, which hindered the Company’s ability to aggressively recruit, train and support both direct and indirect sales and marketing resources. The Company believes its sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing, and new sales and marketing resources to increase revenues. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Cost of Sales and Gross Margin

      Cost of sales for the first half of 2000 totaled $2,327,000 resulting in a gross margin of $1,003,000 or 30% of total revenues, as compared to cost of sales of $4,513,000 resulting in gross margin of $6,659,000 or 60% of total revenues for the first half of 1999. The decrease in cost of sales of $2,186,000 in 2000 as compared to 1999 was the result of decreased sales volume. The decrease in gross margin of $5,656,000 and gross margin percentage of 30% was primarily attributable to decreased revenue in relation to fixed product development amortization costs, as well as changes in the mix of sales from the Company’s direct and indirect sales channels.

      Effective July 31, 2000, the Company completed a transaction for the sale of its AdminSTAR™ product line to Learnframe, Inc. See Note 8 to the condensed and consolidated financial statements — Subsequent Event. The Company believes it will realize annual savings of approximately $348,000 in amortization charges as a result of the divestiture of this product line. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $4,389,000 for the first half of 2000 as compared to $6,006,000 for the first half of 1999, representing a decrease of $1,617,000 or 27%.

      Selling expenses for the first half of 2000 totaled $1,637,000 as compared to $3,195,000 for the first half of 1999, representing a decrease of $1,558,000 or 49%. The decrease in selling expenses during the first half of 2000 as compared to the first half of 1999 was primarily due to the Company’s reduction of sales and marketing personnel during the last half of 1999.

      General and administrative expenses for the first half of 2000 totaled $2,752,000 as compared to $2,811,000 for the first half of 1999, representing a decrease of $59,000 or 2%. The decrease in general and administrative expenses during the first half of 2000 as compared to the first half of 1999 was primarily due the effect of a reduction in North American administrative personnel during the fourth quarter of 1999.

      Effective July 31, 2000, the Company completed a transaction for the sale of its AdminSTAR™ product line to Learnframe, Inc. See Note 8 to the condensed consolidated financial statements — Subsequent Event. The Company believes it will realize annual cost savings of approximately $267,000 in development and sales related expenses and $205,000 in depreciation and amortization expenses as a result of the divestiture of this product line. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

Income Before Income Taxes and Net Income

      Operations for the first half of 2000 resulted in pre-tax and net loss of $3,694,000 or $0.94 per share, as compared to a pre-tax and net income of $651,000 or $0.17 per share for the first half of 1999. The higher pre-tax and net loss for the second half of 2000 was primarily due to decreased revenues and resulting gross margin as compared to the first half of 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

      Working capital deficit at June 30, 2000 was $3,303,000 as compared to a deficit of $307,000 at December 31, 1999, representing a decrease in working capital of $2,996,000, primarily due to the April 2, 2001 maturity date of $2,200,000 in convertible debt payable, as well as the Company’s negative operating performance for the first six months of 2000.

      Cash provided by operating activities totaled $15,000 for the first half of 2000, as compared to $214,000 for the first half of 1999, representing a decrease of $199,000. The decrease was primarily due to increased turnover of operating assets in relation to operating liabilities during the second quarter of 2000, offset by lower net income as compared to the first half of 1999. Effective July 31, 2000, the Company completed a transaction for the sale of its AdminSTAR™ product line to Learnframe, Inc. See Note 8 to the condensed consolidated financial statements — Subsequent Event. The Company believes it will realize annual cash cost savings of approximately $267,000 in development and sales related expenses as a result of the divestiture of this product line. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

      Cash used for investing activities totaled $323,000 for the first half of 2000, as compared to cash used for investing activities of $1,491,000 for the first half of 1999, representing a decrease of $1,168,000. The decrease was primarily due to decreased capital and product development expenditures during the first half of 2000 as compared to the first half of 1999.

      Cash provided by financing activities totaled $81,000 for the first half of 2000, as compared to cash provided by financing activities of $1,324,000 for the first half of 1999, representing a decrease of $1,243,000. The decrease was primarily due to the Company’s decreased utilization and subsequent payoff of its line of credit, offset by the issuance of long-term notes payable during the first quarter of 2000.

      The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities in 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company’s ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company’s ability to deploy its courseware over the Internet and corporate intranets; the Company’s ability to control costs in relation to future revenues, the acceptance of the Company’s new CBT courseware management system and the Company’s ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company. These are forward-looking statements. See Forward-Looking Statements and Risk Factors for Further Discussion.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on June 28, 2000. There were two agenda items submitted to a vote of security holders, the election of two directors to the Company’s Board of Directors, and to consent to New River Capital Partners, L.P. obtaining the right to receive shares of common stock under debentures and warrants exceeding 20% of the Company’s outstanding common stock, at an effective price per share below the greater of book value or market value at the time the debentures and warrants were issued. The number of votes cast in favor of Christopher E. Mack’s election was 3,232,324, with 6,129 votes against and 217,922 abstaining. The number of votes cast in favor of Thomas C. Byrne’s election was 3,226,759, with 11,874 votes against and 217,922 abstaining. The number of votes cast in favor of Charles L. Fred’s election was 3,236,675, with 1,778 votes against and 217,922 abstaining. John D. Sanders, Richard E. Thomas, Daniel R. Bannister, and Robert R. Spillane each continued in office as directors after the annual meeting.

      The number of votes cast in favor of New River Capital Partners L.P. obtaining the right to receive shares of common stock under debentures and warrants exceeding 20% of the Company’s outstanding common stock, at an effective price per share below the greater of book value or market value at the time the debentures and warrants were issued was 1,343,990, with 259,904 votes against and 580 abstaining.

ITEM 5.  Other Information

      On May 23, 2000, the Company received notification from the Nasdaq National Stock Market, Inc. that based on its Form 10-QSB filed for the period ended March 31, 2000, the Company no longer met the minimum $4 million net tangible asset requirement for continued listing on the Nasdaq National Market under Maintenance Standard 1 as set forth in Marketplace Rule 4450(a)(3). In accordance with the requirements of the May 23, 2000 notification from Nasdaq, the Company submitted on June 7, 2000, its specific plan to achieve and sustain compliance with all Nasdaq National Market listing requirements.

      On July 27, 2000, the Company received notification from the Nasdaq National Stock Market, Inc. that its plan of compliance had been accepted, contingent on the Company demonstrating, based on its Form 10-QSB filing for the period ended June 30, 2000 due to be filed with the Securities and Exchange Commission by August 14, 2000, compliance with all Nasdaq National Market listing requirements including an increased net tangible assets base of $5 million.

      Based on the Company’s Form 10-QSB filing for the period ended June 30, 2000, the Company has not met the minimum $5 million net tangible asset requirement in accordance with the extension granted by Nasdaq on July 27, 2000. As a result of its noncompliance and to avoid immediate delisting, the Company has filed an appeal to the Nasdaq Listing Qualifications Panel pursuant to procedures set forth in the Nasdaq Marketplace Rule 4800 Series. Pending the outcome of the Nasdaq Listing Qualifications Panel hearing, the Company’s securities will continue to be listed on the Nasdaq National Market. In the event of an unfavorable decision from the Nasdaq Listing Qualifications Panel, the Company may apply to list its securities on the Nasdaq SmallCap Market.

      Under the terms of the July 27, 2000 extension granted by Nasdaq, the Company was required to maintain a net tangible asset base of $5,000,000 as of the filing of its Form 10-QSB for the period ended June 30, 2000. Based on the Company’s Form 10-QSB filing for the period ended June 30, 2000, the Company’s net tangible assets were $1,503,000, resulting in a shortfall of $3,497,000. Although the Company intended to comply with the requirements of the extension, it was unable to meet those requirements for the following reasons: (i) the Company was unable to close a sale transaction by June 30, 2000 on the sale of its AdminSTAR™ product line; (ii) the Company’s negative operating performance for the three months ended June 30, 2000 further deteriorated its net tangible asset base; (iii) the Company was unable to solicit favorable response from its convertible debt holders to convert their debt into equity; (iv) the Company was unable to raise additional equity capital. As such, the Company will pursue, through the Nasdaq Listing Qualifications Panel, an additional extension of time to meet the minimum net tangible asset requirement for continued listing on the Nasdaq National Market, however there are no assurances that the Company will be successful.

ITEM 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits

Exhibit
Number	Description

27.1	Financial Data Schedule (filed herewith).

      B.  Reports on Form 8-K:

      On May 5, 2000, the Company filed an 8-K with the Securities and Exchange Commission to report a change in the Company’s certifying accountants.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION

             (Registrant)

By: /s/ CHRISTOPHER E. MACK Christopher E. Mack, President Treasurer, and Chief Financial Officer	DATE August 14, 2000

By: /s/ MATTHEW C. SYSAK Matthew C. Sysak, Vice President of Finance and Administration, and Secretary	DATE August 14, 2000