Form 10QSB
period 2000-09-30
ITC LEARNING CORP
filed 2000-11-14
CIK 764867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                ----------------


                                   FORM 10-QSB

 (MARK ONE)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (703) 713-3335
                                  -------------
                           (Issuer's telephone number)

                    ----------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

  As of September 30, 2000, 3,964,078 shares of Common Stock were outstanding.

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

            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30, 2000 and 1999.....1

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999.........................2-3

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999......................4

            Notes to Condensed Consolidated Financial Statements...............5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12




                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................17

Item 2.     Changes in Securities and Use of Proceeds.........................17

Item 3.     Defaults Upon Senior Securities...................................17

Item 4.     Submission of Matters to a Vote of Security Holders...............17

Item 5.     Other Information.................................................17

Item 6.     Exhibits and Reports on Form 8-K..................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                              For the 3 Months Ended     For the 9 Months Ended
                                  September 30,              September 30,
                               2000         1999          2000         1999
                               ----         ----          ----         ----

Net revenues..............  $  823,436   $ 3,102,150   $ 4,153,439  $14,273,729
Cost of sales.............     835,748     2,220,530     3,162,458    6,733,204
                             ---------   -----------   ----------- ------------
Gross margin..............     (12,312)      881,620       990,981    7,540,525


Sales and marketing expense    538,265     1,582,673     1,838,123    4,777,734
General and administrative
   expense................   1,456,792     1,545,022     4,546,239    4,356,325
Equity in earnings of
   affiliates.............     (20,882)      (37,101)     (107,547)    (149,408)

Loss before interest
   and income taxes.......  (1,986,487)   (2,208,974)   (5,285,834)  (1,444,126)

Interest income...........       6,580        21,003        14,730       67,969
Interest expense..........    (228,647)      (79,053)     (631,573)    (239,959)
Gain on sale of product
   line                        250,000            --       250,000           --
                             ---------   -----------   -----------  -----------

Loss before income taxes..  (1,958,554)   (2,267,024)   (5,652,677)  (1,616,116)

Income tax expense
   (benefit)                        --            --            --           --
                             ---------   -----------   -----------  -----------

Net loss.................. $(1,958,554)  $(2,267,024)  $(5,652,677) $(1,616,116)
                           -----------   -----------   -----------  -----------

Net loss per common share:
    Basic and diluted..... $     (0.50)  $     (0.58)  $     (1.44) $     (0.42)
                           ===========   ===========   ===========  ===========









     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                       2000            1999
                                                       ----            ----


Current assets:
   Cash and cash equivalents...................   $   246,819      $   535,178
   Accounts receivable, net (note 2)...........       940,129        4,482,511
   Due from affiliates.........................       112,269          175,533
   Inventories, net of reserve of $22,500 at
      September 30, 2000 and December 31, 1999         90,864          338,900
   Prepaid expenses (note 8)...................       951,986          153,724
   Income taxes receivable.....................        68,192           70,258
   Deferred financing costs, net...............        38,409           65,000
                                                  -----------      -----------
      Total current assets.....................     2,448,668        5,821,104

Note receivable (note 3).......................       344,828          537,628

Property and equipment:
   Video and computer equipment................     2,510,955        2,666,316
   Furniture and fixtures......................       191,309          210,994
   Leasehold improvements......................        59,336           61,340
                                                  -----------      -----------
                                                    2,761,600        2,938,650
   Less accumulated depreciation and amortization  (2,314,795)      (2,020,237)
      Net property and equipment...............       446,805          918,413

Capitalized program development costs, net
   of accumulated amortization of $8,050,019 and
   $6,282,102 at September 30, 2000 and
   December 31, 1999, respectively.............     2,634,429        5,097,679
Intangible assets, net of accumulated amortization of
   $1,547,535 and $1,617,499 at September 30, 2000
   and December 31, 1999, respectively.........     1,779,245        3,504,645
Prepaid royalties and other....................     1,602,534           10,927
                                                  -----------      -----------

   Total assets................................   $ 9,256,509      $15,890,396
                                                  ===========      ===========







     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                       2000             1999
                                                       ----             ----


Current liabilities:
   Line of credit (note 4).....................      $       --    $   663,838
   Current installments of long-term debt (note 5)    2,362,578        277,160
   Accounts payable............................       2,078,997      2,193,676
   Due to affiliates...........................          52,525        187,070
   Accrued compensation and benefits...........         233,801        167,218
   Deferred revenues...........................         300,204        373,144
   Other accrued expenses......................       1,058,262      2,260,240
   Income taxes payable .......................          42,750          6,128
                                                     ----------    -----------
      Total current liabilities................       6,129,117      6,128,474



Deferred lease obligations.....................          17,837         12,119
Long-term debt (note 5)........................       1,074,068      2,313,604
                                                     ----------    -----------
      Total liabilities........................       7,221,022      8,454,197



Stockholders' equity:
   Common stock, $0.10 par value, 12,000,000
     shares  authorized;  3,964,078 and
     3,964,078 shares issued and outstanding
     at September 30, 2000 and
     December 31, 1999........................          396,408        396,408
   Additional capital..........................      17,083,716     16,975,959
   Note receivable from ESOP...................        (290,002)      (359,377)
   Retained deficit............................     (15,216,386)    (9,563,709)
   Accumulated other comprehensive gain
     (loss) (note 7)                                     61,751        (13,082)
                                                     ----------    -----------
      Total stockholders' equity...............       2,035,487      7,436,199
                                                     ----------    -----------




Total liabilities and stockholders' equity.....      $9,256,509    $15,890,396
                                                     ==========    ===========








     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         For the Nine Months
                                                         Ended September 30,
                                                       2000              1999
                                                       ----              ----

Cash flows from operating activities:
Net loss.......................................   $ (5,652,677)   $ (1,616,116)
Reconciling items:
   Provision for doubtful accounts.............        180,000         150,000
   Depreciation and amortization...............      5,325,639       2,830,776
   Foreign currency translation adjustment.....         74,833          (9,095)
   Changes in operating assets and liabilities:
      Decrease in accounts receivable..........      3,362,382         397,777
      Decrease in inventories..................        248,036         140,246
      Increase in prepaid expenses and other...     (2,390,444)        (76,055)
      Decrease in income taxes receivable......          2,066         209,567
      Decrease in long term receivable.........        192,800           3,832
      Decrease in accounts payable.............       (114,678)       (361,223)
      Decrease in due to affiliates, net.......        (71,281)       (166,664)
      Increase in accrued compensation and
        benefits                                        66,583         175,189
      Decrease in accrued expenses.............     (1,179,533)       (729,355)
      Decrease in deferred revenues............        (72,940)        (55,196)
      Increase (decrease) in deferred
        lease obligations                                5,718         (17,087)
      Increase (decrease) in income tax payable         36,622          (9,415)
                                                  ------------    ------------
Net cash provided by operating activities......         13,126         867,181

Cash flows from investing activities:
   Capitalized program development costs.......       (358,513)     (1,886,112)
   Capital expenditures........................             --        (402,106)
                                                  ------------    ------------
Net cash used for investing activities.........       (358,513)     (2,288,218)

Cash flows from financing activities:
   Borrowings under line of credit.............             --       9,736,729
   Repayments under line of credit.............       (663,838)     (7,834,000)
   Principal payments on long-term debt........       (311,221)       (567,439)
   Proceeds from issuance of long-term debt....        962,712              --
   Issuance of common stock....................             --          45,805
   Employee stock ownership plan note collections       69,375          69,375
                                                  ------------    ------------
Net cash provided by financing activities......         57,028       1,450,470
                                                  ------------    ------------

Net increase (decrease) in cash................       (288,359)         29,433

Cash and cash equivalents, beginning of period.        535,178         267,045
                                                  ------------    ------------
Cash and cash equivalents, end of period.......   $    246,819    $    296,478
                                                  ============    ============






     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

   ITC is a worldwide provider of education and training software to professionals in business, education and government organizations. Incorporated under the laws of the state of Maryland in 1977 the Company develops, markets and delivers specific libraries of interactive multimedia computer-based training ("CBT") courseware designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance. The Company operates in four reportable segments: U.S., Canada, Australia and the United Kingdom.

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

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the nine months ended September 30, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities for the remainder of 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues, the acceptance of the Company's new CBT courseware management system and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company. These are forward-looking statements. SEE FORWARD-LOOKING STATEMENTS AND RISK FACTORS FOR FURTHER DISCUSSION.

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   The details of the earnings per share calculation for the three and nine months ended September 30, 2000 and 1999 follow:


                                                        Income                            Per Share
                                                        (LOSS)          SHARES              AMOUNT
                                                        ------          ------              ------

THREE MONTHS ENDED SEPTEMBER 30, 2000
   Loss per share of common stock - basic........  $(1,958,554)         3,905,755         $   (0.50)
   Dilutive securities:
      Stock options..............................        --                 --                 --
                                                   -----------          ---------         ----------
   Loss per share of common stock - diluted......  $(1,958,554)         3,905,755         $   (0.50)
                                                   -----------          ---------         ----------


THREE MONTHS ENDED SEPTEMBER 30, 1999
   Earnings per share of common stock - basic      $(2,267,024)         3,881,382         $   (0.58)
   Dilutive securities:                                  --                 --                 --
      Stock options...................             -----------          ---------         ----------
   Earnings per share of common stock - diluted    $(2,267,024)         3,881,382         $   (0.58)
                                                   ------------         ---------         ----------

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                        Income                            Per Share
                                                        (Loss)          Shares             Amount
                                                        -------         ------            ---------

NINE MONTHS ENDED SEPTEMBER 30, 2000
   Loss per share of common stock - basic          $(5,652,677)         3,915,755         $     (1.44)
   Dilutive securities:
      Stock options...................                   --                 --                   --
                                                   -----------          ---------         ------------
   Loss per share of common stock - diluted        $(5,652,677)         3,915,755         $     (1.44)
                                                   ------------         ------------      ------------

NINE MONTHS ENDED SEPTEMBER 30, 1999
   Earnings per share of common stock - basic      $(1,616,116)         3,890,415         $     (0.42)
   Dilutive securities:
      Stock options...................                   --                 --                   --
                                                   -----------          ---------         ------------
   Earnings per share of common stock - diluted    $(1,616,116)         3,890,415         $     (0.42)
                                                   ------------         ----------        ------------


NOTE 2 - ACCOUNTS RECEIVABLE

   Accounts receivable include the following:

                                                   September 30,  December 31,
                                                       2000           1999
                                                       ----           ----

   Trade accounts receivable.................       $1,435,330     $4,717,097
   Unbilled contract receivables.............           17,940        200,000
   Less allowance for doubtful accounts......         (681,369)      (502,644)
                                                    ----------     ----------
       Trade accounts receivable, net........          771,901      4,414,453
   Other receivables.........................          168,228         68,058
                                                    ----------     ----------
                                                    $  940,129     $4,482,511
                                                    ==========     ==========
NOTE 3 - NOTE RECEIVABLE

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

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                                 September 30,     December 31,
                                                     2000              1999
                                                     ----              ----
NON-RELATED PARTY DEBT:
8.0% senior note due 2003......................    $  866,709     $  1,177,930
5.5% note due 2001, net of unamortized
 discount of $120,644                                 879,356          795,834
9.5% note due 2001, net of unamortized
  discount of $334,818                                865,182          617,000
                                                   ----------     ------------
Subtotal - non-related party debt..............     2,611,247        2,590,764

RELATED PARTY DEBT:
7.0% notes due 2002, net of unamortized
  discount of $55,024                                 407,369               --
8.0% notes due 2000, net of unamortized
  discount of $7,288                                  418,030               --
                                                   ----------     ------------
Subtotal - related party debt..................       825,399               --
                                                   ----------     ------------

Total debt.....................................     3,436,646        2,590,764
Less current maturities........................    (2,362,578)        (277,160)
                                                   ----------     ------------
Long-term debt, net............................    $1,074,068     $  2,313,604
                                                   ==========     ============


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

   The 9.5% convertible  subordinated  note payable is due on April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $1.75 per share. The note was issued with warrants, which grant the holders the right to acquire 349,800 shares of the Company's common stock at a price of $1.75 per share. The warrants expire on April 1, 2002. The warrants were determined to have a value of $508,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the note.

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT (CONTINUED)

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

NOTE 6 - SEGMENT INFORMATION

   The following tables identify revenues and profit or loss by reportable segment for the three and nine months ended September 30, 2000 and 1999 (amounts in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------
                                   United            United
                                   States   Canada   Kingdom   Australia  Total
--------------------------------------------------------------------------------

Revenues from external customers     $534     $94     $145       $50       $823
Intersegment revenues...........      140       2       --        --        142
Segment income (loss) before taxes (1,161)   (519)    (106)     (173)    (1,959)

--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------
                                   United            United
                                   States   Canada   Kingdom   Australia  Total
--------------------------------------------------------------------------------

Revenues from external customers   $2,214    $264     $476       $148    $3,102
Intersegment revenues...........      316      42       --         --       358
Segment loss before taxes.......   (1,484)   (440)     (81)      (262)   (2,267)

--------------------------------------------------------------------------------


NOTE 6 - SEGMENT INFORMATION (CONTINUED)

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                   United            United
                                   States   Canada   Kingdom   Australia  Total
--------------------------------------------------------------------------------

Revenues from external customers    $1,993     $240   $1,371     $549    $4,153
Intersegment revenues...........     1,022       40      --       --      1,062
Segment income (loss) before taxes  (3,555)  (1,677)    (256)    (165)   (5,653)

--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------
                                   United            United
                                   States   Canada   Kingdom   Australia  Total
--------------------------------------------------------------------------------

Revenues from external customers   $10,416   $1,447   $1,729     $682   $14,274
Intersegment revenues...........     1,523      291      --       --      1,814
Segment loss before taxes.......      (351)    (848)    (179)    (238)   (1,616)

--------------------------------------------------------------------------------



NOTE 7 - COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss), net of related tax, for the nine months ended September 30, 2000 and 1999 are as follows:

                                                September 30,    September 30,
                                                    2000             1999
                                                    ----             ----

   Net loss..................................    $(5,652,677)    $ (1,616,116)
   Foreign currency translation adjustment...         74,833           (9,095)
                                                 -----------     -------------
   Comprehensive income (loss)                   $(5,577,844)    $ (1,625,211)
                                                 ============    =============

   The components of accumulated other comprehensive income, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

                                                September 30,    December 31,
                                                    2000             1999
                                                    ----             ----

   Cumulative foreign currency translation
    adjustment                                   $    61,751     $    (13,082)
                                                 ===========     =============

                            ITC LEARNING CORPORATION

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 8 - SALE OF PRODUCT LINE

   Effective July 31, 2000, the Company completed the sale of its AdminSTAR(TM) enterprise learning management system product line, to Learnframe, Inc., a provider of e-Learning technologies and services. The transaction, valued at $4,000,000, consists of a cash payment of $250,000, paid in 5 equal monthly installments beginning on the closing date, and $3,750,000 of prepaid royalties on the sale of Learnframe products over the next four years. This sale follows the execution of an Original Equipment Manufacturer ("OEM") and distribution agreement between ITC and Learnframe, dated May 22, 2000, giving ITC the right to private label and distribute Learnframe's proprietary learning management system - PINNACLE LEARNING MANAGER.

   As a result of the transaction, the Company recorded assets totaling $2,542,182, a gain on the sale totaling $250,000, while eliminating $986,578 in net capitalized product development costs and $1,392,158 in net capitalized intangible assets.

NOTE 9 - SUBSEQUENT EVENT

   In October of 2000, the Company entered into an agreement with two investors to provide the Company with $500,000 of convertible debt financing. Under the terms of the agreement, the debt may be converted into shares of common stock of the Company at $1.00 per share. The maturity of the debt financing is December 31, 2001, bears a 10% annual interest rate and has 500,000 warrants associated with the financing.

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

RISK FACTORS

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced a net loss in the nine months ended September 30, 2000, and the years ended 1999 and 1998. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities for the remainder of 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues, the acceptance of the Company's new CBT courseware management system and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("THIRD QUARTER OF 2000") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER OF 1999")

REVENUES

   Total revenues for the third quarter of 2000 totaled $823,000, as compared to $3,102,000 for the third quarter of 1999, representing a decrease of $2,279,000 or 73%. Courseware revenues, which include sales of off-the-shelf CBT products, custom CBT products, learning management system sales, consulting services, fees, royalties and videotape training products, totaled $771,000 during the third quarter of 2000, as compared to $2,504,000 for the third quarter of 1999. The decrease in total revenues was primarily attributable to lower product sales within the North American markets as well as the United Kingdom and Australia. As compared to the third quarter of 1999, the Company's North American sales and marketing efforts have been substantially impacted by the Company's working capital constraints, which hindered the Company's ability to aggressively recruit, train and support both direct and indirect sales and marketing resources. In the international markets, working capital constraints have limited the Company's ability to expand sales and marketing activities and continue efforts to develop new products for distribution. The Company does believe that its existing sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing, and new sales and marketing resources to maintain and increase revenues. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

COST OF SALES AND GROSS MARGIN

   Cost of sales consists of the amortized costs of developing new course titles and updating the Company's existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party product royalties and hardware costs. Cost of sales for the third quarter 2000 totaled $836,000 resulting in a negative gross margin of $12,000, as compared to cost of sales of $2,221,000 and gross margin of $882,000, for the third quarter of 1999. The decrease in cost of sales of $1,385,000 in 2000 as compared to 1999, was the result of decreased sales volume. The decrease in gross margin of $894,000, was primarily attributable to decreased revenue in relation to fixed product development amortization costs, as well as changes in the mix of sales form the Company's direct and indirect sales channels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses totaled $1,995,000 for the third quarter of 2000, as compared to $3,128,000 for the third quarter of 1999, representing a decrease of $1,133,000 or 36%.

   Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the third quarter of 2000 totaled $538,000, as compared to $1,583,000 for the third quarter of 1999, representing a decrease of $1,045,000 or 66%. The decrease in selling expenses in the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to the Company's reduction of North American sales and marketing personnel during the last half of 1999.

   General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expense for the third quarter of 2000 totaled $1,457,000 as compared to $1,545,000 for the third quarter of 1999, representing a decrease of $88,000 or 6%. The decrease in general and administrative expenses in the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to the effect of a reduction in North American administrative personnel during the fourth quarter of 1999 and other cost reduction measures taken by the Company during 2000.

INCOME BEFORE INCOME TAXES AND NET INCOME

   Operations for the third quarter of 2000 resulted in a pre-tax and net loss of $1,959,000, or $0.50 per share, as compared to pre-tax and net loss of $2,267,000, or $0.58 per share, for the third quarter of 1999. The lower pre-tax and net loss for the third quarter of 2000 was primarily due to a combination of decreased operating costs and the recognition of a gain on the sale of the Company's AdminSTAR(TM) product line, offset bY reduced revenues and resulting gross margin, as compared to the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

   Revenues for the nine months ended September 30, 2000 totaled $4,153,000 as compared to $14,274,000 for the nine months ended September 30, 1999, representing a decrease of $10,121,000 or 71%. The decrease in revenues was primarily attributable to decreased sales of the Company's learning management system - AdminSTAR(TM), and decreased courseware producT sales within the Company's North American and international markets. As compared to the nine months ended September 30, 1999, the Company's North American sales and marketing efforts have been substantially impacted by the Company's working capital constraints, which hindered the Company's ability to aggressively recruit, train and support both direct and indirect sales and marketing resources. In the international markets, working capital constraints have limited the Company's ability to expand sales and marketing activities and continue efforts to develop new products for distribution. The Company does believe that its existing sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing, and new sales and marketing resources to maintain and increase revenues. This is a forward-looking statement. See Forward-Looking Statements and Risk Factors for Further Discussion.

COST OF SALES AND GROSS MARGIN

   Cost of sales for the nine months ended September 30, 2000 totaled $3,162,000 resulting in a gross margin of $991,000, as compared to cost of sales of $6,733,000 resulting in gross margin of $7,540,000 for the nine months ended September 30, 1999. The decrease in cost of sales of $3,571,000 in 2000 as compared to 1999 was the result of decreased sales volume and related variable costs of sale. The decrease in gross margin of $6,549,000 was primarily attributable to decreased revenue in relation to fixed product development amortization costs, as well as changes in the mix of sales form the Company's direct and indirect sales channels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses totaled $6,384,000 for the nine months ended September 30, 2000 as compared to $9,134,000 for the nine months ended September 30, 1999, representing a decrease of $2,750,000 or 30%.

   Selling  expenses  for the nine  months  ended  September  30,  2000  totaled
$1,838,000 as compared to $4,778,000 for the nine months ended September 30, 1999, representing a decrease of $2,940,000 or 62%. The decrease in selling expenses during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to the Company's reduction of sales and marketing personnel during the last half of 1999.

   General and administrative expenses for the nine months ended September 30, 2000 totaled $4,546,000 as compared to $4,356,000 for the nine months ended September 30, 1999, representing an increase of $190,000 or 4%. The increase in general and administrative expenses during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to increased depreciation and amortization expense related to the divestiture of the Company's AdminSTAR(TM) product line, offset by thE effect of a reduction in North American administrative personnel during the fourth quarter of 1999.

   Effective July 31, 2000, the Company completed a transaction for the sale of its AdminSTAR(TM) product line to Learnframe, Inc. See NOTE 8 TO THE CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - SALE OF PRODUCT LINE. The Company believes it will realize annual cost savings of approximately $267,000 in development and sales related expenses and $205,000 in depreciation and amortization expenses as a result of the divestiture of this product line. This is a forward-looking statement. SEE FORWARD-LOOKING STATEMENTS AND RISK FACTORS FOR FURTHER DISCUSSION.

INCOME BEFORE INCOME TAXES AND NET INCOME

   Operations for the nine months ended September 30, 2000 resulted in pre-tax and net loss of $5,653,000 or $1.44 per share, as compared to a pre-tax and net loss of $1,616,000 or $0.42 per share for the nine months ended September 30, 1999. The higher pre-tax and net loss for the nine months ended September 30, 2000 was primarily due to decreased revenues and resulting gross margin as compared to the nine months ended September 30, 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

   Working capital deficit at September 30, 2000 was $3,680,000 as compared to a deficit of $307,000 at December 31, 1999, representing a decrease in working capital of $3,373,000, primarily due to the April 2, 2001 maturity date of $2,200,000 in convertible debt payable, as well as the Company's negative operating performance for the first nine months of 2000.

   Cash provided by operating activities totaled $13,000 for the nine months ended September 30, 2000, as compared to $867,000 for the nine months ended September 30, 1999, representing a decrease of $854,000. The decrease was primarily due to increased turnover of operating assets in relation to operating liabilities during the nine months ended September 30, 2000, offset by lower net income as compared to the nine months ended September 30, 1999. Effective July 31, 2000, the Company completed a transaction for the sale of its AdminSTAR(TM) product line to Learnframe, Inc. See NOTE 8 TO THE CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS - SALE OF PRODUCT LINE. The Company believes it will realize annual cash cost savings of approximately $267,000 in development and sales related expenses as a result of the divestiture of this product line. This is a forward-looking statement. SEE FORWARD-LOOKING STATEMENTS AND RISK FACTORS FOR FURTHER DISCUSSION.

   Cash used for investing activities totaled $359,000 for the nine months ended September 30, 2000, as compared to cash used for investing activities of $2,288,000 for the nine months ended September 30, 1999, representing a decrease of $1,929,000. The decrease was primarily due to decreased capital and product development expenditures during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

   Cash provided by financing activities totaled $57,000 for the nine months ended September 30, 2000, as compared to cash provided by financing activities of $1,450,000 for the nine months ended September 30, 1999, representing a decrease of $1,393,000. The decrease was primarily due to the Company's decreased utilization and subsequent payoff of its line of credit, offset by the issuance of long-term notes payable during 2000.

   The Company believes that its existing cash, anticipated cash flows from 2000 operations, proceeds from sale of non-core Company assets, and planned capital fund raising activities should provide sufficient resources to fund its activities for the remainder of 2000. However, the timing of aforementioned capital infusion is critical, as the Company is currently receiving pressure from some of its larger suppliers. Anticipated cash flows from 2000 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2000. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues, the acceptance of the Company's new CBT courseware management system and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of bank financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action, including the possible sale of the Company. These are forward-looking statements. SEE FORWARD-LOOKING STATEMENTS AND RISK FACTORS FOR FURTHER DISCUSSION.

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

   On July 27, 2000, the Company received notification from the Nasdaq National Stock Market, Inc. that its plan of compliance had been accepted, contingent upon the Company demonstrating, based on its Form 10-QSB filing for the period ended June 30, 2000, due to be filed with the Securities and Exchange Commission by August 14, 2000, compliance with all Nasdaq National Market listing requirements including an increased net tangible assets base of $5 million.

   Based on the Company's Form 10-QSB filing for the period ended June 30, 2000, the Company had not met the minimum $5 million net tangible asset requirement in accordance with the extension granted by Nasdaq on July 27, 2000. As a result of its noncompliance and to avoid immediate delisting, the Company has filed an appeal to the Nasdaq Listing Qualifications Panel pursuant to procedures set forth in the Nasdaq Marketplace Rule 4800 Series. Pending the outcome of the Nasdaq Listing Qualifications Panel hearing, the Company's securities will continue to be listed on the Nasdaq National Market.

   Under the terms of the July 27, 2000 extension granted by Nasdaq, the Company was required to maintain a net tangible asset base of $5 million as of the filing of its Form 10-QSB for the period ended June 30, 2000. Based on the Company's Form 10-QSB filing for the period ended June 30, 2000, the Company's net tangible assets were $1,503,000, resulting in a shortfall of $3,497,000. Although the Company intended to comply with the requirements of the extension, it was unable to meet those requirements for the following reasons: (i) the Company was unable to close a sale transaction by June 30, 2000 on the sale of its AdminSTAR(TM) product line; (ii) the Company's negative operating performance for the three months ended June 30, 2000 further deteriorated its net tangible asset base; (iii) the Company was unable to solicit favorable response form its convertible debt holders to convert their debt into equity;
(iv) the Company was unable to raise additional equity capital.

   On September 26, 2000, the Company received notification that, effective immediately, shares of its common stock were no longer trading on the Nasdaq National Market System as a result of the Company's failure to maintain the required minimum net tangible assets. The Company's common stock is currently trading on the OTC Bulletin Board System under the symbol-ITCC.BB.

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

ITC LEARNING CORPORATION
      (Registrant)


By:         /s/CHRISTOPHER E. MACK        DATE        NOVEMBER 14, 2000
      --------------------------------         ----------------------------
      Christopher E. Mack, President,
      Treasurer, and Chief Financial Officer