Form 10KSB
period 2000-12-31
ITC LEARNING CORP
filed 2001-04-18
CIK 764867

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549-0001

                                  FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

                         Commission File Number 0-13741

                            ITC LEARNING CORPORATION
                            ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 2000 were $2,769,006. Aggregate market value of voting stock held by non-affiliates totaling 3,193,573 shares outstanding at February 28, 2001 was $798,393. Amount was computed using the average bid and ask price as of February 28, 2001, which was $0.25. As of February 28, 2001, 3,964,078 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

The information called for by Part III is incorporated by reference to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

================================================================================

                            ITC LEARNING CORPORATION

                                  FORM 10-KSB

                                     INDEX


                                        Part I                              Page
                                                                            ----

Item 1.     Description of Business.......................................     1
Item 2.     Description of Properties.....................................     5
Item 3.     Legal Proceedings.............................................     5
Item 4.     Submission of Matters to a Vote of Security Holders...........     6


                                       Part II

Item 5.     Market for Common Equity and Related Stockholder Matters......     7
Item 6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     8
Item 7.     Financial Statements..........................................    14
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................    36


                                       Part III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........    37
Item 10.    Executive Compensation........................................    39
Item 11.    Security Ownership of Certain Beneficial Owners and Management    41
Item 12.    Certain Relationships and Related Transactions................    43
Item 13.    Exhibits and Reports on Form 8-K..............................    44

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

  ITC Learning Corporation ("ITC" or the "Company") is a technology-based learning company that provides content, technology and support services to facilitate effective staff and professional development for organizations worldwide. Incorporated under the laws of the state of Maryland in 1977, the Company develops, markets and delivers specific libraries of interactive multimedia computer-based training ("CBT") courses designed for CD-ROM, intranet and Internet delivery, thus enabling organizations to effectively and efficiently deliver training to improve individual and organizational performance.

  The Company's proven training solutions integrate people, process, content and technology to help organizations enable learning, transfer skills, increase knowledge and maximize human performance. ITC's technology base has progressed from videotape to videodisc to CD/ROM to the Internet--all with the basic premise of improving job skills and workplace performance.

  The Company maintains an extensive content portfolio of over 600 interactive multimedia courses that cover such areas as: Industrial Mechanical Technical Skills; Industrial Electrical Technical Skills; Instrumentation; Oil, Gas, & Utility Process and Safety; Safety and Regulatory Compliance; Basic Literacy; Personal Computer Skills; Information Technology; and Customer Service Skills that are all fundamental to the learning needs of industrial-based organizations. The Company has a worldwide customer base of over 5,000 organizations, using ITC's products and services to improve employee productivity and skills, and an established international distribution network in the United Kingdom and Australia.

Restructured Business

  During its first 18 years of existence, ITC established itself as a leader in the industrial training market, with a global presence in Fortune 1000 Companies. Over the past five years however, the Company pursued product and market diversification strategies, which led to mixed results.

  During the fourth quarter of 1999, the Company began to take dramatic steps to stabilize its business, divest non-core assets, realign the focus of the business on the $28 billion industrial training marketplace, leverage its core competencies, assets, and well-established industrial success built over the past 23 years, and reposition itself for growth. Specifically:

 . From November 1999 through October 2000, raised $3.5 million of capital in the form of convertible debentures from accredited investors to provide the Company with working capital.

 . From October 1999 through January 2000, repaid $2.8 million of outstanding debt to its principal financial lender .

 .  In November 1999, established a partnership with ACT (American College
   Testing) to provide the Company's training content to Community Workforce Centers targeted on vocational skills.

 .  In January 2000, expanded its Board of Directors with the addition of Thomas
   C. Byrne and Charles L. Fred in March 2000. Mr. Byrne is a principal with New River Capital Partners, LP, and Mr. Fred is Chief Executive Officer of Avaltus Inc., a learning content management company.

 . In March 2000, hired Brian DiAntonio, an industry executive, to lead the Company's sales and marketing efforts. Mr. DiAntonio brings over 20 years of training experience to ITC.

 . During the first quarter of 2000, began a concentrated initiative to retarget the Company's existing industrial customer base.

 . In May 2000, established a partnership with ICS Learning, a division of Harcourt, for the distribution of ITC's content.

 . In June 2000, launched the Company's newest product model initiative, "Industrial Skills Matrix," focused on training workers in specific job functions within the industrial training market.

 . In August 2000, sold the Company's AdminSTAR(TM) Learning Management System to LearnFrame, Inc. for cash and product licenses totaling $4 million. The Company has initiated a concentrated plan to market LearnFrame's Pinnacle Learning Manager to its extensive customer base.

 . In October 2000, developed an initiative to restructure or divest the Company's international operations to reduce cash expenditures and eliminate liabilities.

 . In November 2000, engaged the Company's founder, J. H. "Bill" Walton, to help leverage key existing customer relationships. Mr. Walton has 45 years of experience in the training and education industry and is a recognized pioneer in this market.

 . In December 2000, began to build the Company's sales force through direct and indirect distribution methods.

 . In December 2000, sold the Company's UK-based subsidiary for $1,000,000, including $250,000 in cash and $750,000 in future payments.

 . In December 2000, entered into agreements to divest the Company's Canadian and Australian subsidiaries to reduce operating expenses.

 . Throughout 2000, completed a series of actions aimed at substantially reducing the Company's overhead expenses, including personnel, facility and expenses.

 .  In February 2001, sold the Company's Regulatory Library product line for
   $200,000 in cash and future distribution rights.


Business Strategy

  Currently all efforts are dedicated to getting back to ITC's customers and focusing on its core industrial training assets, a diversified portfolio of content, and e-learning solutions aimed at the industrial training market. With this renewed focus, best-of-breed products, existing customer base, brand name recognition, and upward momentum, ITC has the opportunity to become a dominant player within the industrial training market.

  ITC's strategy goes back to its basics and core competencies. The purpose is market share dominance and accelerated growth:
 . ITC is focusing on the Process & Manufacturing (P&M) industry with a vertical market emphasis.

 . ITC is focusing on its installed customer base to position new and expanding products, services and solution offerings.

 . ITC is building from existing "beachhead" base of companies by expanding deeper into those organizations and widening ITC's penetration by attacking opportunities that exist with the thousands of suppliers within the supply chain of its customers.

 . ITC is organizing content around common job roles and training requirements including support for Continuing Education Units (CEU) and Job Certification.

 . ITC is focusing on packaging and re-purposing its product line to align with targeted verticals and solutions.

 . ITC is leveraging its unique industrial content and additional PC Skills, Information Technology, Business Productivity, and Soft Skills training for the targeted sectors in the industrial market.


  ITC's plan is to take advantage of the paradigm shift from technology-based learning to e-Learning that is occurring in the industrial marketplace and further its market penetration by providing individualized e-learning solutions and experiences for specific verticals in the industrial sectors. ITC has created a flexible and scalable Industrial Skills Matrix (ISM) training approach with grouped Learning Bundles that parallel the curriculum requirements of the most common Process & Manufacturing Job Roles in industrial-oriented companies. The ISM approach is driving content development, marketing strategies, and sales initiatives.

  ITC is able to expand this strategy by aggregating its existing portfolio of content with third party content and delivering them through the development of online Vertical Learning Channels that will reach entire industrial enterprises to manage, administer, deliver content and services, and track training and skills development activities. This action positions ITC in the pivotal position as a focused publisher and integrator of content and services that specifically addresses training needs for industrial organizations worldwide, as well as the focal point for training in those organizations.

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

  The Company is focused on four critical success factors: content, technology, process and distribution. ITC is seeking to position itself to address the paradigm shift of technology-based learning to e-Learning, and aggressively grow its existing penetration within its core vertical markets. The Company's objective is to strengthen its position as one of the leading providers of training solutions within its core vertical markets. To achieve this goal, the Company employs the following strategies, focused on continuing to leverage its existing customer base by providing innovative and flexible training solutions and strategically expanding its existing portfolio of CBT products, within established vertical markets.

Courseware Development

  Throughout its 23-year history, ITC has continually invested in its courseware, as changes in delivery technologies have impacted its customers and its industry. ITC intends to continue investing in its content portfolio utilizing the latest and most efficient development strategies.

  Based on current trends in the introduction and evolution of technologies, the Company also intends to continue converting its existing courseware libraries to a web-based format to further meet its customers' expanding delivery requirements. The Company is currently evaluating various technology and courseware development options. The Company expects to commence its technology and development efforts in the second and third quarters of 2001. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

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

Integrated Sales and Marketing Programs

  The Company will continue to expand its marketing efforts using both direct mail marketing and the Internet in an effort to further build brand name recognition within its core vertical markets. Distribution of the Company's products and services will incorporate a regionalized sales force supplemented by a telemarketing sales force. Additionally, the Company will continue to utilize its indirect sales channels composed of finders, agents, and resellers to increase market coverage and bring additional industry knowledgeable resources to increase sales.

Continue to Leverage International Distribution Network

  The Company previously maintained offices in three countries outside of the United States. In 2000, international revenues represented 47% of the Company's total revenues, while this revenue channel accounted for 32% during 1999.
During 2000, the Company took steps to realign the existing business relationship between the Company and its international subsidiaries. Each of the previously owned international operations has been re-structured as a distribution business partner for 2001 and beyond. The Company intends to continue to seek alternatives to expand its international distribution network, and expects that revenues derived from sources outside the United States will continue to account for a significant portion of the Company's total revenue.

  With the sale of our international subsidiaries, the Company now operates in only a single business segment. However, during 1999, the Company operated in four geographic business segments: United States, Canada, Australia and the United Kingdom. These business segments were managed separately due to different operating environments, customer bases, and technological capacities. No separate segment reporting has been provided since the international operations are being accounted for as discontinued operations.

ITC's Product Portfolio

  The Company provides the following libraries of interactive multimedia courseware fundamental to the learning needs of industrial-based organizations worldwide. This library, which can be delivered anywhere and any time, covers multiple subject areas including:

 .  Personal Computer Skills;
 .  Business and Professional Skills;
 .  Information Technology;
 .  Safety and Regulatory Compliance;
 .  Industrial Technical Skills; and
 .  Basic Literacy Skills.


  ITC's portfolio of CBT products combined with learning management systems and support services provides a highly effective and efficient approach to training and skills development. The Company either owns the product portfolio or licenses products from third party product providers.

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

  The Company believes its expanded portfolio of products, increased delivery capabilities and market experience, combined with its ability to effectively manage and administer an education and training environment, has positioned the Company to successfully compete in the growing education and training market. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

Employees

  At December 31, 2000, the Company employed a total of 38 people, including 12 employees who work for the Company's Canadian and Australian subsidiaries, which are part of the Company's planned divestitures. This represents a decrease of 47 employees since December 31, 1999, due primarily to general cost reductions made by the Company during 2000. The Company utilizes free-lance and temporary personnel who are familiar with ITC's development and production process to support increased personnel requirements that arise from time to time. The Company is not a party to any collective bargaining agreements, and believes that relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTIES

  The Company leases all its facilities. The table below sets forth certain information regarding these facilities as of December 31, 2000.

                             Approximate
Location                    Square Footage
-----------                 --------------

Virginia (1)...............     20,000
Georgia....................      3,405
Michigan...................      1,576
Halifax, Nova Scotia.......     19,356
Melbourne, Australia.......        675
Sydney, Australia..........      1,152

----------
(1) Corporate headquarters/and support.

  The Company believes its facilities are suitable and adequate; however, given the Company's current operating structure, not fully utilized. The Company's leased premises consist of commercial office space, warehouse, and production facilities. The Company's Georgia lease expired in February 2001 and was not renewed. The Company's Nova Scotia and Australia leases are being eliminated during April 2001 as part of the Company's planned subsidiary divestiture initiative. The Company's Michigan lease expires in May 2001, and will not be renewed.

  The Company is currently seeking other facility options for its Virginia space, including a substantial reduction in the amount of space currently leased, termination of its existing lease and locating alternative facility space. The Company believes that approximately 7,000 square feet is the adequate amount of space required to effectively operate its business and such a reduction will bring substantial savings to the Company. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company has not submitted any matters to a vote of security holders since the June 2000 Annual Meeting of Stockholders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  The Company's common stock is traded on the OTC Bulletin Board System, under the symbol ITCC.BB or ITCC.OB. Prior to September 26, 2000, the Company's common stock was traded on the NASDAQ National Market System.

  The following table states the high and low quotation information by quarter for the Company's common stock based on actual trading, as reported by the OTC Bulletin Board.

 1999:                  High    Low
------                 -----  ------
     First Quarter...  $6.00  $ 3.50
     Second Quarter..   5.13    3.25
     Third Quarter...   5.94    3.25
     Fourth Quarter..   5.13    1.25

 2000:
------
     First Quarter...  $3.75  $ 1.75
     Second Quarter..   3.25    1.53
     Third Quarter...   2.00   0.875
     Fourth Quarter..   1.00    0.15

Holders

  As of December 31, 2000, there were 997 holders of record of common stock, the Company's only class of stock. There were 3,412,022 common shares held by CEDE & Co. for street name shareholders.

Dividends

  Stockholders of the Company's common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available. There has been no declaration of dividends since 1984.

Sales of Unregistered Securities

  In October 2000, the Company entered into an agreement with two accredited investors to provide the Company with $500,000 of capital in the form of a secured, convertible debenture due December 31, 2001. The principal due under this debenture is convertible at $1.00 per share. In conjunction with this debenture, the Company issued 500,000 warrants to the accredited investors exercisable at $1.00 per share. These warrants expire one year following the full repayment of principal and interest amounts.

  In March 2000, the Company issued 7.0% convertible subordinated notes payable to certain officers and directors, and various other related parties, in the amount of $462,392, due on June 30, 2002, including $82,000 that was transferred from the January 20, 2000 debt issuances as noted below. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $2.75 per share. The note was issued with warrants that grant the holders the right to acquire 46,239 shares of the Company's common stock, at a price of $2.75 per share. The warrants expire on June 30, 2003. The warrants were determined to have a value of $55,827, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

  On January 20, 2000, the Company issued 8.0% notes payable to certain officers and directors, and various other related parties, in the amount of $352,318, due on the earlier of April 30, 2000 or the Company closing a line of credit of at least $1,000,000. Included in this amount is $82,000 that was subsequently transferred into the March 2000 debt issuance as noted above. As of December 31, 2000, the Company has not secured a line of credit, and has extended the due date of the notes until the repayment of the notes will not materially and adversely affect the Company's business operations. Interest and principal are due in full at maturity. The note was issued with warrants that grant the holders the right to acquire 15,900 shares of the Company's common stock, at a price of $2.63 per share. The warrants expire January 31, 2002. The warrants were determined to have a value of $18,200, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt the issuance of the debentures and warrants to Accredited Investors from the registration requirements under this act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The December 31, 2000 and 1999 financial information reflects the operations of our international subsidiaries as discontinued operations.


DISCONTINUED OPERATIONS

  As part of the Company's business strategy to focus its primary resources on its core industrial markets, it initialized a strategy to dispose of its foreign operations during the fourth quarter of 2000. The foreign operations, which were wholly-owned subsidiaries of the Company, were primarily focused on the sales and distribution of the Company's PC Skills, Information Technology, and soft skills products. The foreign operations did not have a principal focus on the distribution of the Company's core industrial products and, as such, the Board of Directors approved the sale of these subsidiaries.

  In an effort to streamline the Company, reduce overall costs and limit the Company's ongoing cash requirements, ITC sought to restructure each of the foreign operations from a subsidiary-based organization to a non-subsidiary distributor of ITC products. Each of these operations has been classified as a discontinued operation for financial reporting purposes.

  On December 15, 2000, ITC completed an agreement, selling its London-based subsidiary, Activ Training Limited ("Activ"), to the current Activ management team. Total consideration for the transaction was $1,000,000, of which $250,000 was paid at closing with the balance being due over a five-year period. The remaining $750,000 is in the form of a secured, non-interest bearing promissory note, whereby Activ will pay an additional royalty on each sale made over the next five years until the balance is paid in full. If the additional royalty payments over the next five years do not sufficiently pay off the outstanding debt, then the balance outstanding at the end of the term becomes due in full. Activ has been the primary international distributor of ITC products in the United Kingdom, Europe, Africa and the Middle East. Pursuant to the agreement, ITC and Activ will maintain a strategic business partnership whereby Activ will remain ITC's exclusive sales distributor in the United Kingdom, Europe, Africa and the Middle East.

  In December 2000, the Company entered into a Letter of Intent with a Canadian-based company to acquire ITC Canada Limited. Under the terms of the Letter of Intent, the acquirer would purchase the outstanding stock of ITC Canada Limited in exchange for the assumption of the debt to the Nova Scotia Business Development Corporation (NSBDC). The amount owed to the NSBDC as of December 31, 2000 totaled approximately $900,000. The net assets and operations of ITC Canada Limited are included in discontinued operations.

  In December 2000, the Company also entered into a Letter of Intent to restructure its ongoing business relationship with ITC Australasia Pty. Ltd., the Company's Australian-based subsidiary. Under the terms of the agreement, ITCA will be assumed by the management team of ITCA, led by ITCA's Managing Director. ITCA will remain a non-exclusive distributor of ITC's products in the Pacific Rim market. ITC will, however, utilize ITCA as its primary distributor for this territory. ITC elected to enter into this agreement as opposed to closing the operations. The net assets and operations of ITC Australasia Pty. Ltd. are included in discontinued operations. The transaction was completed on April 10, 2001.


RESULTS OF OPERATIONS

2000 Compared to 1999

Revenues

  During 2000, total revenues from continuing operations were $2,769,000 as compared to $11,417,000 in 1999, representing a decrease of $8,648,000 or 76%. Courseware revenues include sales of off-the-shelf CBT products, custom CBT products, consulting services, fees, royalties and videotape training products. There were no sales from hardware systems in 2000 as compared to $691,000 in 1999. The Company does not anticipate significant hardware sales in the future.

  The decrease in total revenues was the direct result of working capital constraints faced by the Company during late 1999 and 2000. The working capital constraints limited the Company's ability to actively market the Company's products and services and recruit, train and support both direct and indirect sales and marketing resources throughout 2000. Faced with working capital constraints in late 1999, the Company made substantial reductions to its operating infrastructure, including personnel. The reductions in personnel included sales and marketing personnel which impacted the Company's revenue performance on a comparative basis. During the first quarter of 2001, the Company has started to expand its sales and marketing organization through the addition of two direct field sales personnel. The Company expects to continue this expansion throughout 2001, targeted within geographic territories, provided sufficient resources are available. The Company believes that its existing sales and marketing organization can perform at a level sufficient to generate positive cash flow for the Company, and will continue to leverage its existing and new sales and marketing resources to maintain and increase revenues. This is a forward looking statement. See Forward-Looking Statements and Risks Factors for Further Discussion.

Cost of Sales and Gross Margin

  Cost of sales consists of the amortized costs of developing course titles and updating the Company's existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party product royalties and hardware costs. Cost of sales for 2000 totaled $1,448,000, resulting in a gross margin of $1,321,000 or 48% of total revenues, as compared to cost of sales of $6,999,000 and gross margin of $4,418,000 or 39% of total revenues in 1999. The decrease in cost of sales of $5,551,000 in 2000 as compared to 1999 was the result of decreased total revenues and resulting variable cost of sales. The increase in gross margin reflects the lack of hardware sales during 2000 which typically carries a low gross margin percentage.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses totaled $5,484,000 in 2000 as compared to $8,638,000 in 1999, representing a decrease of $3,154,000 or 37%.

  Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses in 2000 totaled $774,000, as compared to $3,464,000 in 1999. The $2,690,000 decrease in selling expenses was the result of decreased corporate sales and marketing throughout the Company. As a result of working capital constraints faced by the Company during late 1999, it was unable to sustain its sales and marketing growth plan, resulting in an overall decrease in 2000 sales and marketing expenditures. The Company adjusted its sales and marketing activities to correspond with its growth goals and working capital resources. Accordingly, the Company reduced its sales and marketing expenditures in the second half of 1999. Selling expenses as a percentage of revenue in 2000 were 28% as compared to 30% in 1999. The Company anticipates gradual increases in telemarketing and field staff during 2001 as its level of working capital increases. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expenses for 2000 were $4,709,000, as compared to $5,174,000 in 1999, representing a decrease of $465,000 or 9%. The Company adjusted its general and administrative expenditures to correspond with its working capital resources. The Company is continuing to examine its general and administrative costs and anticipates such costs will, as a percentage of revenue, continue to decrease during 2001. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

Net Loss

  During 2000, the Company recorded a net loss of $11,202,000, as compared to a net loss of $4,714,000 for 1999. The following table reconciles operating loss with our net loss and details the Company's major non-operating transactions:

                                                           2000         1999
                                                       -----------   ----------

Operating loss.......................................  $ 4,162,000   $4,220,000
Interest expense.....................................      893,000      296,000
Other income.........................................     (144,000)    (252,000)
Gain on sale of product line.........................      (24,000)          --
                                                       -----------   ----------
Loss from continuing operations......................    4,887,000    4,264,000
Discontinued operations..............................    5,325,000      450,000
                                                       -----------   ----------
Loss before accounting change........................   10,212,000    4,714,000
Cumulative effect of change in accounting principle..      990,000           --
                                                       -----------   ----------
Net loss.............................................  $11,202,000   $4,714,000
                                                       ===========   ==========

  The increase in interest expense of $597,000 during 2000 was primarily due to the Company's outstanding convertible debentures. Discontinued operations contributed an additional $4,875,000 in loss for 2000 as compared to 1999 while the Company recorded a $990,000 charge for the cumulative effect of a change in accounting principle associated with the adoption of Emerging Issues Task Force Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments."


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

  During late 1999 and 2000, we took several actions to restructure our operations, as previously described. We believe that these actions have improved our operational efficiencies and provide us an improved chance of success in the future. Nonetheless, further additional actions will be required for the Company to sustain its operations. We entered into 2001 with a shortage of operating cash and a significant amount of debt due to New River Capital Partners, LP ("NRC") and other convertible debenture and note holders. The NRC debt totaled $2,200,000 plus interest of $130,000, and was due on April 2, 2001. We have obtained an extension on this debt payment until May 1, 2001, and are negotiating with NRC and the other debenture and note holders for either a further extension or for a conversion of these notes into our common stock. As part of these negotiations, the Company has offered inducements to the note holders to convert the notes into common stock and/or extend the maturity date, including adjusting the exchange ratio and detachable warrant exercise price to better reflect the current market price of the Company's common stock. However, there are no assurances that the Company will be successful in achieving a further extension of the NRC debt, or any conversion to common stock, and the debt may become due in full at May 1, 2001. If successful, the Company believes that by taking these actions, it will, at a minimum, be relieved of the immediate pressure it faces in trying to repay this debt, with the hope that by providing inducements to note holders, the Company will also receive additional investment capital. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  During 2000, and into 2001, we have continued to reduce our operating expenses. We have identified one final area, facility space, where we can obtain a significant cost savings, while not impacting our operational capabilities. Currently we lease approximately 20,000 square feet in the Northern Virginia area. While we anticipate staying in Northern Virginia, we believe that our current and foreseeable level of operations requires substantially less facility space. We are currently negotiating with our landlord to terminate our existing lease. We believe that there is an abundance of space meeting our requirements in Northern Virginia, at a total cost significantly less than we are currently experiencing. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  We believe that we have scaled back our operations as much as possible, and if we are able to sustain at least $750,000 of sales of our product each quarter, we will be able meet our current operating needs. This level of operations does not provide us with the cash flow to pay "stale" accounts payable, interest or principal to our debt holders, or for any unforeseen expenditures. As such, we anticipate that, based on our present plans and assumptions, our current cash balances and projected level of 2001 operations will not provide sufficient cash flow to enable us to sustain our current and planned operations for at least the next 12 months. We will need to raise additional funding, either through the sale of our common stock, or debt. We are hopeful that when we complete negotiations with our current debt holders, that the inducements we provide them will entice them to make additional investments in the Company. Should they decide not to do so, we will need to obtain financing from other unidentified sources. This could prove to be a very difficult task, especially in light of the current status of downward trend being experienced by technology related companies quoted on the OTC Bulletin Board like us. Additional funding, whether obtained through public or private debt or equity financing or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us. Failure to secure additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

  The report of our independent Certified Public Accountants on our December 31, 2000 financial statements contains an explanatory paragraph for a going-concern uncertainty.

  Cash and cash equivalents decreased to $7,000 at December 31, 2000 from $447,000 at December 31, 1999. Working capital deficit at December 31, 2000 was $4,884,000, as compared to a deficit of $1,439,000 at December 31, 1999, an increase of $3,445,000. The increase was primarily due to the net loss realized during 2000, and the reclassification of long-term debt to a current obligation.

  Net cash used by operating activities totaled $1,626,000 during 2000, as compared to cash provided by operating activities of $96,000 in 1999, representing a decrease of $1,722,000, primarily due to the increased net loss for the year and the net effect of changes in working capital accounts.

  Net cash provided by investing activities during 2000 totaled $70,000, as compared to net cash used for investing activities of $1,360,000 in 1999. The change of $1,430,000 in 2000 was due primarily to lower expenditures relating to program development and fixed assets, offset by collections in notes receivables. During 2001, the Company expects to adjust its product development and fixed asset expenditures to correspond with its working capital resources. This is a forward-looking statement. See Forward-looking Statements and Risk Factors for Further Discussion.

  Net cash provided by financing activities totaled $1,115,000 in 2000, as compared to $1,711,000 during 1999. The decrease of $596,000 is principally due to proceeds generated from debt issuances during 1999 as compared to 2000, and the repayment of the Company's line of credit with its previous financial institution.

  We currently have no bank loans or any available lines of credit for our use and have no material commitments other than those under office and equipment operating leases.

2000 and 1999 Financing Activities

  On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. The Forbearance Agreement increased the Company's interest rate to prime plus 3% and reduced the Company's borrowing capacity. On January 7, 2000, the Company signed an amended Forbearance Agreement with its principal lender to avoid declaration of default with respect to certain covenants and conditions in its October 29, 1999 Forbearance Agreement, specifically maximum borrowing capacity requirements. At December 31, 1999 the balance outstanding on the line of credit was $664,000.

  On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement.

  On November 1, 1999, the Company raised $1,000,000 through the issuance of a 5.5% convertible subordinated debenture due April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time after February 28, 2000, up to maturity date at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company's common stock at a per share price of $2.00. The warrants expire on April 2, 2001.

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

  In March 2000, the Company issued 7.0% convertible subordinated notes payable to certain officers and directors, and various other related parties, in the amount of $462,392, due on June 30, 2002, including $82,000 that was transferred from the January 20, 2000 debt issuances as noted below. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $2.75 per share. The note was issued with warrants that grant the holders the right to acquire 46,239 shares of the Company's common stock, at a price of $2.75 per share. The warrants expire on June 30, 2003.

  On January 20, 2000, the Company issued 8.0% notes payable to certain officers and directors, and various other related parties, in the amount of $352,318, due on the earlier of April 30, 2000 or the Company closing a line of credit of at least $1,000,000. Included in this amount is $82,000 that was subsequently transferred into the March 2000 debt issuance as noted above. As of December 31, 2000, the Company has not secured a line of credit, and has extended the due date of the notes until the repayment of the notes will not materially and adversely affect the Company's business operations. Interest and principal are due in full at maturity. The note was issued with warrants that grant the holders the right to acquire 15,900 shares of the Company's common stock, at a price of $2.63 per share. The warrants expire January 31, 2002.

  In October 2000, the Company entered into an agreement with two accredited investors to provide the Company with $500,000 of capital in the form of a secured, convertible debenture due December 31, 2001. The principal due under this debenture is convertible at $1.00 per share. In conjunction with this debenture, the Company issued 500,000 warrants to the accredited investors exercisable at $1.00 per share. These warrants expire one year following the full repayment of principal and interest amounts.

  The report of our independent Certified Public Accountants on our December 31, 2000 financial statements contains an explanatory paragraph for a going-concern uncertainty. The Company experienced significant losses in 2000 and 1999. Although the Company expects operating results may improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash and the anticipated cash flows from 2001 operations will not be sufficient to enable the Company to sustain its current and planned operations. The Company will need to raise additional funding either through the sale of its common stock or debentures in 2001. Anticipated cash flows from 2001 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2001. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues; and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.


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

Risk Factors

  The report of our independent Certified Public Accountants on our December 31, 2000 financial statements contains an explanatory paragraph for a going-concern uncertainty. The Company experienced significant losses in 2000 and 1999. Although the Company expects operating results may improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash and the anticipated cash flows from 2001 operations will not be sufficient to enable the Company to sustain its current and planned operations. The Company will need to raise additional funding either through the sale of its common stock or debentures in 2001. Anticipated cash flows from 2001 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2001.
Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues; and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

  A number of factors could also contribute to significant fluctuations in operating results, which may result in volatility in the price of the Company's common stock. The Company also notes that the price of its common stock has decreased significantly, currently trading for approximately $0.25 per share. There are several risks of purchasing and holding shares of this nature. Investors should consider investments in our common stock as speculative. In making such an investment, the investor should be prepared to lose their entire investment. Other factors include the size and timing of orders and shipments, the mix of ITC-developed products and third party products, the mix of sales from the Company's direct and indirect distribution channels, the introduction and acceptance of new products, and the degree to which the market understands and accepts the Company's role as a provider of training solutions.

  In addition, the Company faces certain general business risks, which could materially and adversely impact future operating results. These include, but are not limited to, changes in economic conditions, the cost of labor and raw materials, changes in technology and general competitive factors.


Item 7.  Financial Statements


Index                                                                      Page
-----                                                                      ----

Report of Independent Certified Public Accountants.......................    15

Report of Independent Auditors...........................................    16

Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999.............................................    17

Consolidated Balance Sheets as of December 31, 2000 and 1999.............    18

Consolidated Statements of Stockholders' (Deficit) Equity for the Years
  Ended December 31, 2000 and 1999.......................................    20

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999.............................................    21

Notes to Consolidated Financial Statements...............................    22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
ITC Learning Corporation

  We have audited the accompanying consolidated balance sheet of ITC Learning Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC Learning Corporation as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered recurring losses from operations, including a net operating loss of $4,162,427 during the year ended December 31, 2000. As of December 31, 2000, current liabilities exceeded current assets by $4,884,225 and total liabilities exceed total assets by $2,596,317 Management's plans regarding these matters are also discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP
Vienna, Virginia
March 9, 2001, except for Note 14,
 as to which the date is April 10, 2001

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
ITC Learning Corporation

  We have audited the accompanying consolidated balance sheet of ITC Learning Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC Learning Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



McLean, Virginia                              Ernst & Young LLP
February 29, 2000

                            ITC LEARNING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2000 and 1999

                                                                        2000          1999
                                                                   ------------   -----------
Revenues:
  Courseware.....................................................  $  2,769,006   $10,726,096
  Hardware.......................................................            --       691,306
                                                                   ------------   -----------
     Total revenues..............................................     2,769,006    11,417,402
Costs and expenses:
  Cost of sales..................................................     1,447,802     6,999,380
  Selling, general and administrative expenses...................     5,483,631     8,638,267
                                                                   ------------   -----------
     Total costs and expenses....................................     6,931,433    15,637,647
                                                                   ------------   -----------

Operating loss...................................................    (4,162,427)   (4,220,245)

Interest income..................................................        15,495        81,894
Interest expense.................................................      (892,825)     (296,023)
Cash flow from partnerships......................................       128,429       170,289
Gain on sale of AdminSTAR(TM)....................................        24,587            --
                                                                   ------------   -----------
Loss from continuing operations before discontinued operations
  and cumulative effect of change in accounting principle........    (4,886,741)   (4,264,085)
Discontinued operations (Note 9).................................
  Loss from discontinued operations..............................    (2,168,561)     (449,999)
  Loss on disposal...............................................    (3,156,823)           --
                                                                   ------------   -----------
Loss before cumulative effect of change in accounting principle..   (10,212,125)   (4,714,084)
Cumulative effect of change in accounting principle..............      (989,824)           --
                                                                   ------------   -----------

Net loss.........................................................  $(11,201,949)  $(4,714,084)
                                                                   ============   ===========

Loss per share - basic and diluted:
  Loss from continuing operations................................         (1.23)        (1.09)
  Discontinued operations........................................         (1.34)        (0.12)
  Cumulative effect of change in accounting principle............         (0.25)           --
                                                                   ------------   -----------
  Net loss.......................................................         (2.83)        (1.21)
                                                                   ============   ===========

Weighted average shares outstanding..............................     3,964,078     3,896,761
                                                                   ============   ===========




          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS


                                                             2000          1999
                                                         -----------   -----------
Current assets:
  Cash and cash equivalents............................  $     6,782   $   446,832
  Accounts receivable, net (note 2)....................      871,205     2,452,579
  Due from affiliates (note 4).........................      111,043       175,533
  Inventories, net of reserve of $22,500
     at December 31, 1999..............................      274,204       338,900
  Prepaid expenses.....................................      504,721        52,949
  Income taxes receivable (note 8).....................           --        58,094
  Deferred financing costs, net........................       29,545        65,000
                                                         -----------   -----------
     Total current assets..............................    1,797,500     3,589,887

Note receivable (note 3)...............................      750,000       537,628

Property and equipment:
  Video and computer equipment.........................    2,042,322     2,183,616
  Furniture and fixtures...............................      188,176       207,537
  Leasehold improvements...............................       55,319        58,082
                                                         -----------   -----------
                                                           2,285,817     2,449,235
  Less accumulated depreciation and amortization.......   (2,017,799)   (1,761,370)
                                                         -----------   -----------
     Net property and equipment........................      268,018       687,865

Capitalized program development costs, net
  of accumulated amortization of $6,139,346 and
  $5,138,352 at December 31, 2000 and 1999,
  respectively.........................................      891,237     2,778,394
Intangible assets, net of accumulated amortization of
  $1,421,330 at December 31, 1999 (note 9).............           --     3,055,007
Prepaid royalty (note 9)...............................    1,568,291            --
Other non-current assets...............................        9,852        10,927
Net assets of discontinued operations (note 9).........           --     3,243,884
                                                         -----------   -----------

  Total assets.........................................  $ 5,284,898   $13,903,592
                                                         ===========   ===========




          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY



                                                                        2000        1999
                                                                    ----------  ----------
Current liabilities:
  Line of credit (note 5)......................................... $         --  $  663,838
  Current installments of long-term debt, related party (note 6)..    2,100,425          --
  Current installments of long-term debt (note 6).................      500,000          --
  Accounts payable................................................    1,657,440   2,081,483
  Due to affiliates (note 4)......................................       70,708     187,070
  Accrued compensation and benefits...............................      208,993     143,584
  Deferred revenues...............................................    1,054,604     333,581
  Other accrued expenses..........................................    1,089,555   1,619,802
                                                                   ------------  ----------
     Total current liabilities....................................    6,681,725   5,029,358


Deferred lease obligations........................................       16,956      12,119
Long-term debt, related party (note 6)............................       70,393          --
Long-term debt (note 6)...........................................      354,782   1,412,834
Net liabilities of discontinued operations (note 9)...............      757,359          --
                                                                   ------------  ----------
     Total liabilities............................................    7,881,215   6,454,311

Stockholders' (deficit) equity (notes 6, 7, 9, and 11):

  Common stock, $0.10 par value, 12,000,000 shares
     authorized; 3,964,078 shares issued and
     outstanding in both 2000 and 1999............                      396,408     396,408
  Additional capital..............................                   18,039,810  16,975,959
  Note receivable from ESOP.......................                     (266,877)   (359,377)
  Retained deficit................................                  (20,765,658) (9,563,709)
                                                                   ------------  ----------
     Total stockholders' (deficit) equity.........                   (2,596,317)  7,449,281

Total liabilities and stockholders' (deficit) equity               $  5,284,898 $13,903,592
                                                                   ============ ===========



          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                     Years ended December 31, 2000 and 1999


                                    Common Stock                          Note                           Total
                                    ------------        Additional     Receivable     Retained       Stockholders'
                                  Shares     Par Value    Capital      From ESOP      Deficit     (Deficit) Equity
                               ------------  ---------  ------------  -----------  -------------  -----------------
Balance at
 January 1, 1999.............     3,958,245   $395,826  $16,502,127    $(439,677)  $ (4,849,625)      $ 11,608,651

Note payments................             -          -            -       80,300              -             80,300

Stock options forfeited......             -          -     (211,250)           -              -           (211,250)

Issuance of warrants.........             -          -      661,500            -              -            661,500

Common stock issued
 through exercise
 of options..................         5,833        582       23,582            -              -             24,164

Net loss.....................             -          -            -            -     (4,714,084)        (4,714,084)
                                  ---------   --------  -----------     ---------  ------------       ------------

Balance at
 December 31, 1999...........     3,964,078    396,408   16,975,959      (359,377)   (9,563,709)         7,449,281

Note payments................             -          -            -        92,500             -             92,500

Issuance of warrants.........             -          -       74,027             -             -             74,027

Cumulative effect of change
 in accounting principle.....             -          -      989,824             -             -            989,824

Net loss.....................             -          -            -             -   (11,201,949)       (11,201,949)
                                  ---------   --------  -----------     ---------  ------------       ------------
Balance at
 December 31, 2000...........     3,964,078   $396,408  $18,039,810     $(266,877) $(20,765,658)      $ (2,596,317)
                                  =========   ========  ===========     =========  ============       ============


          See accompanying notes to consolidated financial statements.

                            ITC LEARNING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999


                                                                      2000           1999
                                                                 ------------   ------------
Cash flows from operating activities:
Net loss.......................................................  $(11,201,949)  $ (4,714,084)
Reconciling items:
  Provision for doubtful accounts..............................       123,140        162,970
  Depreciation and amortization................................     1,682,429      2,409,705
  Compensation expense.........................................            --       (211,250)
  Cumulative effect of change in accounting principle.........        989,824             --
  Loss on note receivable......................................       181,575             --
  Gain on sale of property and equipment.......................       (12,950)            --
  Divestitures and disposals, net..............................     5,997,585      1,373,573
  Changes in operating assets and liabilities:
     Decrease in accounts receivable...........................     1,558,234        559,989
     Decrease in inventories...................................        64,696        250,071
     Decrease in income tax receivable.........................        58,094         94,674
     (Increase) decrease in prepaid expenses...................      (102,772)        53,159
     Increase in due from affiliates, net......................       (51,872)      (185,687)
     Decrease (increase) in other assets.......................         1,075         (1,961)
     (Decrease) increase in accounts payable...................      (424,043)        91,618
     (Decrease) increase in accrued expenses and compensation..      (464,838)       246,816
     Decrease in deferred revenues.............................       (28,977)       (20,028)
     Decrease in deferred lease obligations....................         4,837        (13,392)
                                                                 ------------   ------------
Net cash (used for) provided by operating activities...........    (1,625,912)        96,173
Cash flows from investing activities:
  Capitalized program development costs........................      (293,885)    (1,217,981)
  Capital expenditures.........................................        (4,711)      (358,289)
  Proceeds on sale of property and equipment...................        12,950             --
  Repayments on notes receivable...............................       356,053        215,792
                                                                 ------------   ------------
Net cash provided by (used for) investing activities...........        70,407     (1,360,478)
Cash flows from financing activities:
  Borrowings under line of credit..............................            --     10,130,550
  Repayments under line of credit..............................      (663,838)   (10,113,712)
  Proceeds from long-term debt.................................     1,686,793      2,125,000
  Principal payments on long term debt.........................            --       (470,165)
  Issuance of common stock.....................................            --         24,164
  Payment of financing costs...................................            --        (65,000)
  Employee stock ownership plan note collections...............        92,500         80,300
                                                                 ------------   ------------
     Net cash provided by financing activities.................     1,115,455      1,711,137
                                                                 ------------   ------------
Net (decrease) increase in cash................................      (440,050)       446,832
Cash and cash equivalents, beginning of year...................       446,832            -0-
                                                                 ------------   ------------
Cash and cash equivalents, end of year.........................  $      6,782   $    446,832
                                                                 ============   ============



          See accompanying notes to consolidated financial statements.

                            ITC Learning Corporation

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The Company is a full-service training company specializing in the development, production, marketing and sale of multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. Due to the sale of the Company's international subsidiaries, discussed below, the Company operates in only one business segment, serving customers throughout the United States.

  The consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries, Turn-Key Training Technologies, Inc., and ComSkill Learning Centers, Inc. ("ComSkill"), both inactive. The Company has accounted for ITC Australasia, Pty. Ltd., ITC Canada Limited, and Activ Training, Ltd. as discontinued operations, as more fully described in Note 9.

Going Concern

  The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company experienced significant losses in 2000 and 1999. Although the Company expects operating results may improve, there can be no assurances that the Company will not experience adverse results of operation in the future. The Company believes that its existing cash and the anticipated cash flows from 2001 operations will not be sufficient to enable the Company to sustain its current and planned operations. The Company will need to raise additional funding either through the sale of its common stock or debentures in 2001. Anticipated cash flows from 2001 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2001. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues; and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

  The Company is developing its sales and marketing strategies and is actively pursuing additional equity financing to provide the necessary funds for working capital until sales levels are sufficient to provide adequate cash flow. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenues and Costs

  Revenues include both off-the-shelf and custom courseware sales, courseware licenses, consulting service revenues and hardware revenues. The Company recognizes revenues from off-the-shelf product and hardware sales as units are shipped. Revenues from sales of custom training programs that are developed and produced under specific contracts with customers, including contracts with affiliated joint ventures and limited partnerships, are recognized on a percentage of completion basis as related costs are incurred during the production period. Gross revenues from sales of affiliated joint venture and limited partnership copyrighted

                            ITC Learning Corporation

                           December 31, 2000 and 1999



courseware are included in the Company's financial statements, as are related production, selling and distribution costs. Amounts due to co-owners of the affiliated venture/partnerships related to such courseware sales are reflected as royalties and included in cost of sales in the financial statements. Revenues from courseware licenses are recognized at the beginning of the license term, after delivery of the initial copy of each product licensed, and related duplication costs are accrued based on estimates. Revenues from consulting services are recognized as services are performed.

Capitalized Program Development Costs

  Certain costs of developing and producing off-the-shelf courseware have been capitalized. Capitalized costs include direct labor, materials, product masters, subcontractors, consultants, and applicable overhead capitalized in accordance with the provisions of FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, Otherwise Marketed." Capitalization of such costs begins only upon establishment of technological feasibility as defined in FAS 86 and ends when the resulting product is available for sale. All costs incurred to establish the technological feasibility of software products are classified as research and development and are expensed as incurred.

  Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which ranges from three to five years. It is possible that those estimates of anticipated product revenues, the remaining economic life of the product, or both could be reduced due to changing technologies. The related amortization expense is included in the cost of sales and amounts to approximately $1,281,000 and $1,522,000 in 2000 and 1999, respectively. Periodically, the Company assesses the net realizable value of program development costs by reviewing past sales performances, current and planned future marketing activities, specific sales promotions and strategic distribution arrangements. Based on this assessment, the Company determines each product's prospects for future sales, and, if necessary, adjusts asset values to net realizable value.

Cash and Cash Equivalents

  Cash and cash equivalents include cash and other highly liquid investments having original maturities of less than three months.

Inventories

  Inventories consist primarily of multimedia courseware, and are stated at the lower of cost or market. Cost is determined using the average cost method.

Deferred Financing Costs

  Deferred financing costs include fees incurred to obtain debt financings and are amortized on straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

Property and Equipment

  Property, equipment and leasehold improvements are stated at cost. Depreciation on property and equipment is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets. Depreciation and leasehold amortization expense amounted to approximately $366,000 and $480,000 in 2000 and 1999, respectively.

                            ITC Learning Corporation

                           December 31, 2000 and 1999




Income Taxes

  The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from differences between financial statement and income tax treatment of program development costs, revenue recognition and net operating loss carry forwards. A valuation allowance has been recorded to reduce the deferred tax asset to that portion that is expected to more likely than not be recognized.

Net Loss Per Common Share

  Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents consisting of stock purchase warrants and convertible debentures. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. Common stock equivalents totaling 3,748,498 and 2,349,730 at December 31, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

Intangible Assets

  During the year ended December 31, 2000, the Company, in connection with the sale of AdminSTAR(TM) and the decision to dispose of ITC Canada Limited, both described in Note 9, wrote-off the entire net balance of the Company's intangible assets. At December 31, 1999, intangible assets included allocations of the purchase price of acquisitions to workforce investments, leasehold premises, and goodwill. These assets were amortized using the straight-line method over estimated useful lives of two to fifteen years. Amortization expense for 2000 (up to the date of disposition) and 1999 amounted to approximately $305,000 and $408,000.

Research and Development

  Research and development costs consist of software-related expenditures incurred during the course of planned research, and investigation aimed at developing new products or processes. The Company expenses all research and development costs as they are incurred. Research and development costs of $107,000 and $131,000 were incurred during 2000 and 1999, respectively, and are included in selling, general and administrative expenses.

Stock Option Plans

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting method provided for under SFAS 123, "Accounting for Stock Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Supplemental Cash Flow Information

                                        2000         1999
                                       ------      --------
Interest paid during the year          $8,651      $275,983
Income taxes paid during the year           0             0

Non-cash Investing Activities

  On December 15, 2000, in connection with the sale of Active Training Limited, the Company recorded a note receivable and deferred revenue in the amount of $750,000.

  On July 31, 2000, in connection with the sale of the AdminSTAR product line, the Company recorded a receivable of $250,000. As of December 31, 2000, $100,000 remains outstanding.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                            ITC Learning Corporation

                           December 31, 2000 and 1999




liabilities at the date of the financial statements and the associated amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The Statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of 2001. The Company does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's application of the SAB did not have a material impact on its financial statements; however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to the Company's financial statements.


NOTE 2 - ACCOUNTS RECEIVABLE

  Accounts receivable include the following at December 31:

                                             2000         1999
                                          ----------   ----------

  Trade accounts receivable.............  $1,146,736   $2,503,905
  Unbilled contract receivables.........          --      200,000
  Less allowance for doubtful accounts..    (375,531)    (252,391)
                                          ----------   ----------
      Trade accounts receivable, net....     671,205    2,451,514
  Other receivables.....................     100,000        1,065
                                          ----------   ----------
                                          $  871,205   $2,452,579
                                          ==========   ==========

NOTE 3 - NOTES RECEIVABLE

  Notes receivable include the following at December 31:

                                                   2000      1999
                                                 --------  --------

  Note receivable from Activ(1)................  $750,000  $     --
  Note receivable from Anderson Soft-Teach(2)..        --   537,628
                                                 --------  --------
                                                 $750,000  $537,628
                                                 ========  ========

-----------
(1) On December 15, 2000, the Company completed an agreement selling its London-based subsidiary, Activ, to the current Activ management team. Total consideration for the transaction was $1,000,000, of which $250,000 was paid at closing and the balance being due over a five-year period. The remaining $750,000

                            ITC Learning Corporation

                           December 31, 2000 and 1999




    is in the form of a secured, non-interest bearing promissory note, whereby Activ will pay ITC an additional royalty on each sale made by Activ over the next five years until the balance is paid in full. The note is secured by all the assets of Activ. If the additional royalty payments over the next five years do not sufficiently pay off the outstanding debt, then the balance outstanding at the end of the term becomes due in full. Activ has been the primary international distributor of ITC products in the United Kingdom, Europe, Africa and the Middle East. Pursuant to the agreement, ITC and Activ will maintain a strategic business partnership whereby Activ will remain ITC's exclusive sales distributor in the United Kingdom, Europe, Africa and the Middle East.

(2) In November 2000, the Company entered into an agreement with Anderson Soft-Teach ("AST") to discount the remaining portion due under the terms of the promissory note entered into in connection with a stock purchase agreement with Anderson Holdings Inc., to sell all of the Company's stock in its wholly owned subsidiary AST. Under the original terms of the November 1997 agreement, the Company accepted an 8% promissory note in the amount of $950,000. The Company, in full satisfaction of the remaining unpaid principle balance of this promissory note received $163,253 in cash proceeds and recorded $181,575 of interest expense related to the discount.


NOTE 4 - INVESTMENTS IN AND DUE TO AFFILIATES

  The Company is a participant in five separate limited partnerships with Industrial Training Partners, Ltd. (the ITP partnerships) and a joint venture with DynCorp. In all of the ITP partnerships, the Company is a 5% general partner and in certain partnerships the Company has acquired a limited partnership interest as well. In the joint venture with DynCorp, the Company has a 50% ownership interest. The ITP partnerships and the DynCorp joint venture were formed to develop and produce various series of training programs. Under the contracts to market the programs for the partnerships and joint venture, ITC receives 50%-70% of the sales price for the costs of reproducing and marketing the training materials. In the case of the joint venture agreement, the Company also receives an additional 25% for its share of the joint venture profits. Sales of programs related to these affiliates were approximately $371,000 and $1,034,000 in 2000 and 1999, respectively.


NOTE 5 - LINE OF CREDIT

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

  On October 29, 1999, the Company signed a Forbearance Agreement with its principal lender to avoid the declaration of default with respect to certain covenants and conditions in its August 11, 1999 line of credit agreement, including maximum debt to tangible net worth and minimum tangible net worth requirements. The Forbearance Agreement increased the Company's interest rate to prime plus 3% and reduced the Company's borrowing capacity. On January 7, 2000, the Company signed an amended Forbearance Agreement with its principal lender to avoid declaration of default with respect to certain covenants and conditions in its October 29, 1999 Forbearance Agreement, specifically maximum borrowing capacity requirements.

                           ITC Learning Corporation

                           December 31, 2000 and 1999


  On January 21, 2000, the Company satisfied its outstanding debt, and all associated fees and expenses under its line of credit agreement.

  At December 31, 2000, the Company did not have a line of credit.


NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                               December 31,   December 31,
                                                                   2000           1999
                                                                -----------     ----------
8.0% demand note(1)..........................................   $   270,318     $       --
7% note due 2002, net of unamortized discount of $37,217(2)..       425,175             --
10% senior note due 2001(3)..................................       500,000             --
5.5% note due 2001, net of unamortized discount of $92,803
  and $204,166, respectively(4)..............................       907,198        795,834
5.5% note due 2001, net of unamortized discount of $277,091
  and $508,000, respectively(5)..............................       922,909        617,000
                                                                -----------     ----------
                                                                  3,025,600      1,412,834
Less current maturities......................................    (2,600,425)            --
                                                                -----------     ----------
Long-term debt, net..........................................   $   425,175     $1,412,834
                                                                ===========     ==========

(1) On January 20, 2000 the Company issued 8.0% notes payable to certain Officers and Directors, and various other related parties, in the amount of $352,310, due on the earlier of April 30, 2000 or the Company closing a line of credit of at least $1,000,000. Included in this amount is $82,000 that was subsequently transferred into the March 2000 debt issuance. As of December 31, 2000, the Company has not secured a line of credit, and has extended the due date of the notes until the repayment of the notes will not materially and adversely affect the Company's business operations. Interest and principal are due in full at maturity. The notes are secured by the assets of the Company. The note was issued with warrants that grant the holders the right to acquire 15,900 shares of the Company's common stock, at a price of $2.63 per share. The warrants expire January 31, 2002. The warrants were determined to have a value of $29,150, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

(2) In March 2000, the Company issued 7.0% convertible subordinated notes payable to certain Officers and Directors, and various other related parties, in the amount of $462,392, due on June 30, 2002, including $82,000 that was transferred from the January 20, 2000 debt issuance. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date, at a price of $2.75 per share. The note was issued with warrants that grant the holders the right to acquire 46,239 shares of the Company's common stock, at a price of $2.75 per share. The warrants expire on June 30, 2003. The warrants were determined to have a value of $55,827, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the notes.

(3) In October 2000, the Company entered into an agreement with two accredited investors to provide the Company with $500,000 of capital in the form of a secured, convertible debenture due December 31, 2001. The principal due under this debenture is convertible at $1.00 per share. In conjunction with this debenture, the Company issued 500,000 warrants to the accredited investors exercisable at $1.00 per share. These warrants expire one year following the full repayment of principal and interest amounts.

                           ITC Learning Corporation

                           December 31, 2000 and 1999



(4) On November 1, 1999, the Company raised $1,000,000 through the issuance of a 5.5% convertible subordinated debenture due April 2, 2001. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time after February 28, 2000 up to maturity date at a price of $2.00 per share. The note was issued with warrants which grant the holders the right to acquire 291,500 shares of the Company's common stock at a per share price of $2.00. The warrants expire on April 2, 2001. The warrants were determined to have a value of $245,000, which was recorded as additional paid-in capital. The resulting debt discount is being amortized over the holding period of the debenture.

(5) On December 30, 1999, the Company raised $1,200,000 through the issuance of a 9.5% convertible subordinated debenture due April 2, 2001. Proceeds of $1,125,000 were received in 1999 and $75,000 was received in January 2000. The note is secured by the assets of the Company and is subordinated to existing and future indebtedness of the Company. Interest and principal are due in full at maturity. The note may be converted into shares of common stock of the Company at any time up to maturity date at a price no lower than $1.75 per share. The note was issued with warrants which grant the holders the right to acquire 349,800 shares of the Company's common stock at a price no lower than $1.75 per share. The warrants expire on April 1, 2002. The warrants were determined to have a value of $508,000, which was recorded as additional capital. The resulting debt discount is being amortized over the holding period of the debenture. The number of warrants can increase to 1,049,400 if certain conditions are not met.

  Maturities of long-term debt at December 31, 2000 are as follows:


      2001...............................................  $2,970,319
      2002...............................................     462,392
                                                           ----------
                                                           $3,432,711
                                                           ==========

  The Company adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments" during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in a private placement completed in late 1999 was increased by approximately $990,000. In accordance with the consensus, this additional original discount was expensed in the current period and recognized as the cumulative effect of a change in accounting principle.


NOTE 7 - STOCK INCENTIVE PLANS AND STOCK WARRANTS

  At December 31, 2000, the Company had outstanding options to purchase common stock under three separate incentive stock option plans: the 1992 Directors' Incentive Stock Option Plan, the 1992 Key Employee Incentive Stock Option Plan and the 1998 Incentive Stock Plan. Options granted under the 1992 Directors' Incentive Stock Option Plan may be qualified or non-qualified. From time to time, the Company has granted other non-qualified options to certain individuals.

  On November 30, 1999, the Company repriced 255,000 of its outstanding stock options. The revised option price was $2.00 per share and was above the closing market price on the date of the repricing.

                            ITC Learning Corporation

                           December 31, 2000 and 1999



  During 1998, the Company recorded a one-time non-cash charge of $211,000 relating to a stock option grant to its then-President and Chief Executive Officer. Upon resignation in 1999, the options were forfeited and compensation expense was reduced.

  The Company, at December 31, 2000, had the following stock-based incentive plans in effect, as outlined in the following table:

                                     Type of          Total Shares  Total Shares       Plan
        Description                  Options           Available     Remaining    Expiration Date
----------------------------  ----------------------  ------------  ------------  ---------------
1992 Directors ISO Plan       Qualified/Nonqualified       135,000        35,000          4/30/02
1992 Key Employee ISO Plan    Qualified/Nonqualified       315,000        97,400          4/30/02
1998 Incentive Stock Plan     Qualified/Nonqualified       200,000        52,000          1/07/08
Non-Plan Options              Nonqualified                 122,500            --              N/A
                                                           -------       -------
                                                           772,500       184,400
                                                           =======       =======


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

  The following table summarizes option activity for the years ended December 31, 2000 and 1999:

                                       Qualified      Nonqualified      Weighted
                                    Incentive Stock       Stock         Average
                                        Options          Options     Exercise Price
                                    ----------------  -------------  --------------

Outstanding at December 31, 1998..          373,540        183,126          $4.52
Options granted...................          376,041        106,459           2.08
Options exercised.................           (5,833)            --           4.14
Options cancelled.................         (344,991)      (165,626)          4.50
                                           --------       --------
Outstanding at December 31, 1999..          398,757        123,959           2.29
Options granted...................          111,000         70,000           2.65
Options cancelled.................         (105,616)       (10,000)          2.56
                                           --------       --------
Outstanding at December 31, 2000..          404,141        183,959           2.34
                                           ========       ========
Exercisable at December 31, 2000..           90,291         76,459           2.13
                                           ========       ========


                           ITC Learning Corporation

                           December 31, 2000 and 1999




  The following table summarizes information about options outstanding at December 31, 2000:


                                           Options Outstanding              Options Exercisable
                                           -------------------            ------------------------
                                                Weighted        Weighted                Weighted
                                                 Average        Average                  Average
                                Number          Remaining       Exercise    Number     Exercisable
Range ($2.00-$3.25)           Outstanding   Contractual Life     Price    Exercisable     Price
----------------------------  -----------  -------------------  --------  -----------  -----------

Incentive Stock Options           404,141            4.3 years     $2.31       90,291        $2.00
Nonqualified Stock Options        183,959            3.6 years     $2.31       76,459        $2.29
                                  -------                                 -----------
                                  588,100                                     166,750
                                  =======                                 ===========


  The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.
Accordingly, no compensation expense has been recognized other than that discussed above for its stock option plans because stock options are generally granted with an exercise price equal to the fair value of the stock on the grant date. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's 2000 net loss and loss per share would have been $11,282,000 and $2.85, respectively, and the 1999 net loss and loss per share would not have been materially affected. The fair value of the options granted was determined using the Black-Scholes option pricing model with the following assumptions:



                                            2000            1999
                                            ----            ----
       Dividend yield                        0%               0%
       Volatility                          157%              89%
       Risk free interest rate            6.25%            6.25%
       Expected life                    3 years          3 years


  On December 31, 2000, the Company had outstanding 1,203,758 warrants to purchase common stock. The following schedule summarizes the exercise price and expiration date of the warrants:

       Issue          Warrants     Exercise    Expiration
       Date          Outstanding     Price        Date
-------------------  -----------  -----------  ----------

       11/01/1999        291,500  $2.00/share  04/02/2001
       12/30/1999        349,800  $1.75/share  04/01/2002
       1/20/2000          16,219  $2.63/share   1/31/2002
       3/20/2000          46,239  $2.75/share   6/30/2003
       10/27/2000        500,000  $1.00/share  12/31/2002

  The Company has reserved 3,160,398 shares of its common stock for future issuance relating to its convertible subordinated debentures and warrants.

                           ITC Learning Corporation

                           December 31, 2000 and 1999



NOTE 8 - INCOME TAXES

  The difference between income tax expense (benefit) and the amount determined by applying the federal statutory rate is as follows:

                                                       2000          1999
                                                       ----          ----

Federal statutory rate..........................  $(3,809,000)  $(1,603,000)
State income taxes, net of federal benefit......     (448,000)     (189,000)
Amortization of intangibles.....................       82,000        82,000
Tax effect of incentive stock options...........           --       (80,000)
Change in valuation allowance and other.........    4,175,000     1,790,000
                                                  -----------   -----------
                                                  $        --   $        --
                                                  ===========   ===========


                           ITC Learning Corporation

                           December 31, 2000 and 1999



  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.

                                                   2000           1999
                                                   ----           ----
Deferred tax assets:
 Net operating and capital loss carryforwards....  $ 9,949,000   $ 5,625,000
 Allowance for doubtful accounts.................      143,000       191,000
 Depreciation and amortization of goodwill.......       96,000       158,000
 Other ..........................................       36,000        41,000
                                                   -----------   -----------
  Total deferred tax assets......................   10,224,000     6,015,000
 Less valuation allowance........................   (9,885,000)   (4,970,000)
                                                   -----------   -----------
  Net deferred tax assets........................      339,000     1,045,000
                                                   -----------   -----------
Deferred tax liabilities:
 Capitalized product development costs...........     (339,000)   (1,045,000)
                                                   -----------   -----------
  Total gross deferred tax liabilities...........     (339,000)   (1,045,000)
                                                   -----------   -----------
 Net deferred tax assets.........................  $        --   $        --
                                                   ===========   ===========

  At December 31, 2000, the Company had $13,800,000 in U.S. net operating loss carryforwards available for income tax purposes which expire in various periods through 2019. The Company also has a capital loss carryforward available for income tax purposes in the amount of $2,506,000 that expires in 2002. Additionally, as explained in Note 9, the Company has recorded losses on discontinued operations, including disposal, of $5,325,384 and the cumulative effect of a change in accounting method of $989,824. It is anticipated that these will be deducted within the allowable tax loss carryover period. As there is no assurance of future earnings, a valuation allowance reducing the amount of net deferred tax assets to equal deferred tax liabilities has been recorded.

  As a result of an acquisition, the Company has available approximately $1,125,000 of additional net operating loss carryforwards that expire at varying dates through 2007. Pursuant to Section 382 of the Internal Revenue Code, the utilization of the net operating loss is limited to approximately $245,000 per year. Due to the limitation on uses and other uncertainties relating to the utilization of the remaining tax benefit of these deductions, a valuation allowance has been recorded to substantially offset the net deferred tax asset related to the acquisition. Similarly, the Company has fully reserved the benefit of the tax loss carryforwards of Turn-Key and ITC Canada in the amounts of $30,000 and $4,400,000, respectively.

  The Company paid no federal and state income taxes in 2000 and 1999. The Company also received refunds of federal and state income taxes of approximately $0 and $95,000 in 2000 and 1999, respectively.


NOTE 9 - DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

  As part of the Company's business strategy to focus its primary resources on its core industrial markets, it initialized a strategy to dispose of its foreign operations during the fourth quarter of 2000. The foreign operations, which were wholly-owned subsidiaries of the Company, were primarily focused on the sales and distribution of the Company's PC Skills, Information Technology, and soft skills products. The foreign

                           ITC Learning Corporation

                           December 31, 2000 and 1999



operations did not have a principal focus on the distribution of the Company's core industrial products and, as such, the Board of Directors approved the sale of these subsidiaries.

  On December 15, 2000, the Company completed an agreement selling its London-based subsidiary, Activ, to the current Activ management team. Total consideration for the transaction was $1,000,000, of which $250,000 was paid at closing with the balance being due over a five-year period. The remaining $750,000 is in the form of a secured, non-interest bearing promissory note, whereby Activ will pay ITC an additional royalty on each sale made by Activ over the next five years until the balance is paid in full. If the additional royalty payments over the next five years do not sufficiently pay off the outstanding debt, then the balance outstanding at the end of the term becomes due in full. Activ has been the primary international distributor of ITC products in the United Kingdom, Europe, Africa and the Middle East. Pursuant to the agreement, ITC and Activ will maintain a strategic business partnership whereby Activ will remain ITC's exclusive sales distributor in the United Kingdom, Europe, Africa and the Middle East. The Company recorded a loss of $654,000 on the sale of Activ.

  In December 2000, the Company entered into a Letter of Intent with a Canadian-based company to acquire ITC Canada Limited. Under the terms of the Letter of Intent, the acquirer would purchase the outstanding stock of ITC Canada Limited in exchange for the assumption of the debt to the Nova Scotia Business Development Corporation (NSBDC). The amount owed to the NSBDC as of December 31, 2000 totaled approximately $900,000, and is included in the net assets of discontinued operations. The Company has not made an principal or interest payments to the NSBDC since July of 2000. A condition of the transaction is the consent of the NSBDC to the assumption of the debt, which has been obtained.

  In December 2000, the Company also entered into a Letter of Intent to restructure its ongoing business relationship with ITC Australasia Pty. Ltd., the Company's Australian-based subsidiary. Under the terms of the agreement, ITCA will be assumed by the management team of ITCA, led by ITCA's Managing Director. ITCA will remain a non-exclusive distributor of ITC's products in the Pacific Rim market. ITC will, however, utilize ITCA as its primary distributor for this territory. ITC elected to enter into this agreement as opposed to closing the operations. The transaction was completed on April 10, 2001, as discussed in note 14.

  In conjunction with the sale of ITC Canada and ITC Australasia, the Company recorded a loss provision of $750,000, the expected operating losses of these two companies from January 1, 2001 through the anticipated final date of disposition. No additional loss on disposal has been recorded since the Company expects to dispose of these companies for net book value.

  Discontinued operations involve management's best estimate of the amounts expected to be realized at the sale of ITC Canada Limited and ITC Australasia Pty. Ltd. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed at the loss or disposal of discontinued operations.

                           ITC Learning Corporation

                           December 31, 2000 and 1999





                                                             2000        1999
                                                          ----------  ----------
Cash....................................................  $   38,000  $   88,000
Accounts receivable.....................................     181,000   2,030,000
Prepaid expenses........................................      18,000     101,000
Property and equipment, net.............................      49,000     231,000
Capitalized program development costs and other assets..   1,332,000   2,781,000
                                                          ----------  ----------
  Total assets..........................................   1,618,000   5,231,000
                                                          ----------  ----------

Accounts payable........................................     298,000     112,000
Accrued expenses........................................   1,176,000     697,000
Notes payable...........................................     901,000   1,178,000
                                                          ----------  ----------
  Total liabilities.....................................   2,375,000   1,987,000
                                                          ----------  ----------
  Net (liabilities) assets of discontinued operations...  $ (757,000) $3,244,000
                                                          ==========  ==========


  Sales for the years ended December 31, 2000 and 1999 were $2,427,000 and $5,258,000, respectively.

  Prior year financial statements for 1999 have been restated to present the operations of these companies as discontinued operations.

Sale of AdminSTAR(TM)

  Effective July 31, 2000, the Company completed the sale of its AdminSTAR(TM) enterprise learning management system product line, to LearnFrame, Inc., a provider of e-Learning technologies and services. The transaction, valued at a negotiated value of $4,000,000, consists of a cash payment of $250,000, paid in five equal monthly installments beginning on the closing date, and $3,750,000 of prepaid royalties on the sale of LearnFrame products over the next four years.

  The Company accounted for the sale of AdminSTAR(TM) at the recorded book value of AdminSTAR(TM) which management believes approximates fair value.

  As a result of the transaction, the Company recorded a receivable of $250,000, of which $150,000 had been received at December 31, 2000, and a prepaid royalty of $2,066,000. Based on the proration of the monetary to non-monetary portions of the transaction, the Company also recorded a gain of $25,000 on the sale of AdminSTAR.

  The Company's prepaid royalty is charged to cost of sales as units of AdminSTAR(TM) and the Pinnacle Learning Manager are sold. It is reasonably possible that the estimates of anticipated future sales of the AdminSTAR(TM) and Pinnacle Learning Management Systems will be significantly reduced due to compatibility pressures or technological obsolescence. As a result, management will periodically evaluate the earning amount of the prepaid royalty at December 31, 2000 of $2,017,000 for potential impairment in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company will consider both historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of this asset in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of this asset. Impairment losses will be recognized

                           ITC Learning Corporation

                           December 31, 2000 and 1999



when the sum of expected future cash flows are less than the assets' carrying value. At December 31, 2000, management believes no impairment of the prepaid royalty exists.

  This sale follows the execution of an Original Equipment Manufacturer ("OEM") and distribution agreement between ITC and LearnFrame, dated May 22, 2000, giving ITC the right to private label and distribute LearnFrame's proprietary learning management system - Pinnacle Learning Manager.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases substantially all of its facilities under operating lease agreements. The majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to three years. All operating leases will expire over the next five years, and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements.

  Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows:

  2001..................................  $512,868
  2002..................................   285,894
  2003..................................    61,212
  2004..................................    30,710
  2005..................................     9,570
                                          --------
                                          $900,254
                                          ========

  Rent expense under these operating lease agreements was approximately $736,000 and $583,000 for 2000 and 1999, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY

  The Company instituted an Employee Stock Ownership Plan and Trust ("ESOP") for the benefit of substantially all employees effective January 1, 1992. To fund the plan, ITC entered into a loan agreement with a bank to borrow funds for the purchase of shares for the plan which was repaid during 1999.

  For the years ended December 31, 2000 and 1999, the Company recognized compensation expense of approximately $92,500 and $80,000, respectively, based on fair market value when the shares were allocated to employees, and interest expense associated with the Company's ESOP loan. The Company's Board of Directors has approved an annual allocation of 20,000 shares of common stock to be allocated to participant accounts based on each employee's relative annual compensation. No contributions were made to the ESOP during 2000. Contributions to the ESOP were approximately $338,000 in 1999, including approximately $22,000 of interest. Unallocated shares of 43,322 and 63,322 at December 31, 2000 and 1999 are not

                           ITC Learning Corporation

                           December 31, 2000 and 1999



considered outstanding in earnings per share calculations. The fair value of the 43,332 unallocated shares at December 31, 2000 was approximately $8,000.


NOTE 12 - EMPLOYEE 401(K) PLAN

  On January 1, 1991, the Company established a 401(k) Plan for the benefit of substantially all of its employees. Employees can contribute from 1% to 15% of their salary to the Plan subject to statutory limitations. At the discretion of the Board of Directors, the Company can elect to make a contribution to the Plan. The Company did not make contributions to the 401(k) Plan in either 2000 or 1999.


NOTE 13 - SEGMENT INFORMATION

   The Company currently operates in a single business segment that consists of the sale and service of courseware. During the year ended December 31, 1999, the Company had $691,000 of hardware sales. The Company no longer sells hardware.

   Historically, the Company has reported geographic information related to the operations of its international subsidiaries. However, in connection with the Company's plan to complete the disposal of these subsidiaries, they are being accounted for as discontinued in the accompanying financial statements. The Company does not believe that these subsidiaries represent operating segments, and that the disclosure of geographic information would no longer be meaningful.


NOTE 14 - SUBSEQUENT EVENTS

  Effective February 20, 2001, the Company completed the sale of its Regulatory Compliance Library to TE21, Inc., a distributor of the Company's products. The transaction was valued at $200,000, which was paid at closing. Additionally, ITC entered into a 3-year distribution agreement with TE21, Inc. to continue the distribution of the Regulatory Compliance Library by the Company.

  On April 10, 2001, the Company sold to the current management of ITC Australasia an 80% majority interest in the issued and outstanding capital stock of ITC Australasia for nominal consideration and the satisfaction of intercompany liabilities. As part of the transaction, the Company also entered into a five-year, non-exclusive distribution agreement with ITC Australasia.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective May 5, 2000, ITC Learning Corporation (the "Company") dismissed the accounting firm of Ernst & Young, LLP ("E&Y"), 8484 Westpark Drive, McLean, Virginia 22102, as the Company's independent accountants.

  Concurrent with the termination of E&Y, the Company invited Grant Thornton LLP ("Grant Thornton"), 2070 Chain Bridge Road, Vienna, Virginia 22182, to act as its auditors for the fiscal year ending December 31, 2000. Grant Thornton accepted the engagement as the Company's auditors.

  The reports of E&Y on the financial statements of the Company for the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  The decision to change accountants was approved by the Company's Board of Directors.

  In connection with the audits of the Company's financial statements for the Company's years ended December 31, 1999 and 1998, and the subsequent interim period through May 5, 2000 (the date of E&Y's dismissal as the Company's independent auditor), there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make a reference to the matter of the disagreements in connection with its reports in the financial statements for such years. In addition, there is no information or event required to be reported herein pursuant to Subsection (a) (1) (iv) of Rule 304 of Regulation S-B.

  The Company provided E&Y with a copy of the disclosures contained herein, and requested that E&Y furnish the Company with a letter addressed to the SEC stating whether E&Y agrees with the statements made by the Company hereinabove and, if not, stating the respects in which it does not agree. A copy of the letter of E&Y was filed as an exhibit to Form 8-K filed on May 9, 2000.

  The Company did not consult with Grant Thornton during the fiscal years ended December 31, 1998 and December 31, 1999, and the interim period from January 1, 2000 through May 5, 2000, regarding: (i) the application of accounting principles to a specified transaction; (ii) the type of opinion that might be rendered on the Company's financial statements; or (iii) any matter that was the subject of a disagreement with the Company's former accountant or reportable event (as contemplated by Item 304 of Regulation S-B).

  The Company provided Grant Thornton with a copy of the disclosures herein and requested that Grant Thornton review the same prior to delivery and filing hereof with the SEC. The Company has given Grant Thornton the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification or statement as to whether it agrees with the statements made by the Company.

                                    PART III

Item 9. Directors, Executive Officers, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) of the exchange act

  The following sets forth information concerning the Company's Executive Officers, Key Employees and Directors:

Name                       Age  Position
-----                      ---  --------

Daniel R. Bannister......   70  Director

Thomas C. Byrne..........   38  Director

Charles L. Fred..........   40  Director

Christopher E. Mack......   35  President, Chief Financial Officer, Treasurer, Director

John D. Sanders..........   62  Chairman of the Board of Directors

Robert R. Spillane.......   65  Director

Richard E. Thomas........   74  Director

Jennifer L. Condro.......   29  Vice President, Technology and Development

Brian DiAntonio..........   49  Vice President, Sales and Marketing

Gloria J. MacCorkindale..   52  Vice President, Chief Learning Officer


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

  Thomas C. Byrne , a Director since January 2000, is co-founder and President of New River Capital Partners, a private equity venture capital fund. Prior to founding New River, Mr. Byrne served as Vice-Chairman of Blockbuster Entertainment Group, a division of Viacom, Inc. In this capacity, Mr. Byrne was responsible for business development, international operations, technology and online operations, and worldwide acquisition programs. Mr. Byrne is a Certified Public Accountant and prior to joining Blockbuster, was with KMPG Peat Marwick.

  Charles L. Fred, a Director since April 2000, is currently Chief Executive Officer of Avaltus, Inc., a learning content management company. Prior to Avaltus, Mr. Fred was President and CEO of Omega Performance Corporation, a global training provider to the financial services industry, prior to its sale to The International Institute of Research. Prior to Omega, Mr. Fred was President of Kaplan@Work (part of The Washington Post Company) and International Learning Systems, Inc. Additionally, Mr. Fred published his vision for a new educational paradigm in his book, Breakaway Performance: The New Rules for Delivering Value to Customers - Fast.

  Christopher E. Mack is President, Chief Financial Officer, Treasurer and Director. Prior to being named President in November 1999, Mr. Mack held several positions at ITC, including Chief Operating Officer, Vice President of Finance and Administration, and Corporate Controller. Before joining ITC in December, 1993,

Mr. Mack served as Assistant Controller of Bardon, Inc., an international construction materials firm. Mr. Mack holds a B.S. in Accounting from Shepherd College and is a Certified Public Accountant.

  John D. Sanders is Chairman of the Board of Directors and serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of TechNews, Inc., publishers of Washington Technology, from 1988 to 1996, prior to its sale to The Washington Post Company. Since 1968, he has been a Registered Representative of Wachtel & Co., Inc., a Washington, DC based investment banking firm. He received the B.E.E. from University of Louisville in 1961 and the M.S. and Ph.D. degrees in electrical engineering from Carnegie-Mellon University in 1962 and 1965, respectively. Dr. Sanders also serves as a Director of Comtex News Network, Inc., Hadron, Inc., and SenSyTech, Inc.

  Robert R. Spillane, Ph.D., a Director since 1999, has served as Regional Education Officer for Europe, U.S. Department of State Office of Overseas Schools since 1997. From 1985 to 1997 he was Superintendent of Schools for Fairfax County Virginia Public Schools, the twelfth largest school system in the United States with 150,000 students. He has also served as Superintendent of Schools of Boston, Massachusetts, New Rochelle, New York, Roosevelt, New York, and Glassboro, New Jersey, and as New York State Deputy Commissioner of Education for Elementary, Secondary and Continuing Education. Dr. Spillane was both a teacher and a principal in elementary and secondary schools in Connecticut after receiving a B.S. from Eastern Connecticut State College and M.A. and Ph.D. from the University of Connecticut. He attended the Advanced Administrative Institute at Harvard University, and has served as advisor to numerous regional and national education organizations.

  Richard E. Thomas, a Director since 1982, is currently retired. He was President of COMSAT RSI from 1994 until 1997. Prior to that, he was Chairman of the Board, President and Chief Executive Officer of Radiation Systems, Inc.
(RSI), a communications systems manufacturing company, from 1978 until 1994, at which time the company was acquired by COMSAT Corporation. Mr. Thomas was originally employed by RSI as Vice President of Manufacturing Operations in 1965. From 1954 until 1965 Mr. Thomas was employed by Washington Aluminum Company located in Baltimore, Maryland, as Vice President and General Manager of the Technical Products Division.

  Jennifer L. Condro is Vice President of Technology and Development for ITC. Prior to being named Vice President, Ms. Condro served as Director of Product Development Operations since June 1998. She has extensive experience with development, applications, and technology related to delivering e-business and e-Learning solutions. Ms. Condro joined ITC in 1998 as part of ITC's acquisition of the Internet-based training company iNEX, where she was Director of Operations. Prior to joining iNEX, she spent four years at Booz.Allen & Hamilton and Cap Gemini America in a variety of management consulting roles, including leading development and implementation projects for large association clients. Ms. Condro is a graduate of Virginia Tech, and holds a B.S. in Management Science.

  Brian DiAntonio is Vice President of Sales and Marketing for ITC. Mr. DiAntonio joined ITC in March of 2000 and has over 20 years experience in marketing and sales within the Technical Training and Human Performance Improvement industry. Brian comes to ITC with specific expertise in building and managing sales and marketing organizations that are focused in the industrial process and manufacturing arena. Before ITC, Brian was with SAIC, Bell Communications Research Company, RWD Technologies, and General Physics. Mr. DiAntonio is a 1975 graduate of the United States Naval Academy.

  Gloria J. MacCorkindale is Vice President, Chief Learning Officer, for ITC, with a primary focus on the development and design of performance learning solutions, instructional design, development, and evaluation of educational and training technologies, and curriculum management. Ms. MacCorkindale joined ITC after 23 years with IBM and has experience in the computer industry supporting IBM Canada and IBM Greater China. Specific areas of expertise include project management, workflow management, office systems and computer technology in education. Ms. MacCorkindale has a Masters of Science in Education from Syracuse University, and is currently a Ph.D. candidate in the School of Computer and Information Sciences at Nova Southeastern University in Fort Lauderdale, Florida, specializing in Computer Technology in Education. Industry experience includes: Education, Health, Aerospace, Distribution and Software Development.

Item 10.  EXECUTIVE COMPENSATION

  The following table sets forth the aggregate compensation paid for services rendered to the Company during the past three fiscal years by all individuals who served as the Company's Chief Executive Officer ("CEO") in 2000, and its most highly compensated executive officers, other than the CEO, who served as such at the end of the last fiscal year and whose total compensation exceeded $100,000, plus two additional officers whose compensation exceeded $100,000, but who were not serving as an executive officer of the Company at the end of the last fiscal year.




                                                                                                    Long-term
                                                                 Annual                           Compensation
                                                              Compensation                           Awards
                                           ---------------------------------------------------   ----------------
                                                                                                    Securities
                                                                                Other Annual       Underlying
Name and Principal Position                                                     Compensation     Options Granted
 at Fiscal Year End               Year        Salary ($)        Bonus ($)         ($) (a)              (#)
-----------------------------------------------------------------------------------------------------------------
Christopher E. Mack (b)              2000          143,750               --             10,067            50,000
President, Treasurer, Chief          1999          129,387               --             11,480                --
 Financial Officer and               1998          129,387               --              6,974            40,000
 Director
----------------------------------------------------------------------------------------------------------------
Michael Morrison (c)                 2000          114,792               --                690
Vice President                       1999          111,829               --              5,834            45,000
                                     1998           62,192               --              2,081            30,000
----------------------------------------------------------------------------------------------------------------
Christopher C. Connolly (d)          2000          105,417               --                439
Vice President                       1999          100,441               --              4,375            30,000
                                     1998           93,944               --              2,786            20,000
----------------------------------------------------------------------------------------------------------------

(a) Represents the fair market value of shares allocated pursuant to the Company's Employee Stock Ownership Plan, medical expense reimbursement, automobile allowances, and Company match of 401(k) plan contributions.
(b) Mr. Mack's annualized base salary was $175,000. Mr. Mack elected to defer $31,250 in base compensation for 2000.
(c) Mr. Morrison served as a Vice President of the Company through February 28, 2001. Mr. Morrison's annualized base compensation for 2000 was $135,000. Mr. Morrison elected to defer $20,208 during 2000. He joined the Company on June 18, 1998. His annualized base salary for 1998 was $110,000.
(d) Mr. Connolly served as a Vice President of the Company through February 15, 2001.

Option Grants for Fiscal 2000 and Potential Realizable Values

  The following table sets forth as to each of the named Executive Officers information with respect to option grants during the last fiscal year.


                                  Number of           % of Total Options/
                            Securities Underlying       SARs Granted to         Exercise or
                            Options/ SARs Granted     Employees in Fiscal        Base Price      Expiration
Name                                 (#)                     Year                  ($/Sh)           Date
-------------------------------------------------------------------------------------------------------------
Christopher E. Mack                50,000                 31%                   2.81           3/09/05
----------------------------------------------------------------------------------------------------------
Michael Morrison                       --                  --                     --             --
----------------------------------------------------------------------------------------------------------
Christopher C. Connolly                --                  --                     --             --
-------------------------------------------------------------------------------------------------------------

Option Exercises and Values for Fiscal 2000

  The following table sets forth as to each of the named Executive Officers information with respect to option exercises during Fiscal 2000 and the status of their options on December 31, 2000.

                                                                                            Value of Unexercised
                                                               Number of Unexercised      In-the-money Options at
                              Shares                           Options at Fiscal Year       Fiscal Year End ($)
                            Acquired on      Value            End (#) Exercisable (E)/        Exercisable (E)/
Name                       Exercise (#)    Realized ($)          Unexercisable (U)           Unexercisable (U)
------------------------------------------------------------------------------------------------------------------

Christopher E. Mack             --               --                  55,000 (E)/                   -- / --
                                                                     70,000 (U)
------------------------------------------------------------------------------------------------------------------
Michael Morrison                --               --                  37,500 (E)/                   -- / --
                                                                     37,500 (U)
------------------------------------------------------------------------------------------------------------------
Christopher C. Connolly         --               --                  25,000 (E)/                   -- / --
                                                                     25,000 (U)
------------------------------------------------------------------------------------------------------------------


Employment Agreements

  The Company has entered into an employment agreement with Mr. Mack. The agreement is generally subject to termination upon (i) death (with each individuals' beneficiaries receiving up to $5,000 in death benefits); (ii) disability; (iii) cause or (iv) without cause upon 60 days notice by the Company. The agreement provides for twelve months of severance pay to Mr. Mack. The foregoing severance pay is payable only upon termination by the Company without cause. In addition, the agreement with Mr. Mack specifies that, upon certain changes of control, the executive would receive twelve months' salary as severance pay if he is terminated or voluntarily leaves within one year of the effective date of such an occurrence.

  In addition to base salary, the officer is eligible to receive salary increases, bonuses, stock option grants, pension and profit sharing arrangements and other employee benefits that may from time to time be awarded or made available. Mr. Mack must provide 120 days notice of resignation from the Company. The agreements also provide for certain paid sick or disability leave and reimbursement of certain medical expenses not covered by the Company's group insurance.

  In November 2000, the employment agreement was amended to eliminate the requirement for severance pay by the Company and the 120 days notification of resignation by Mr. Mack.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as to the beneficial ownership of each person known to the Company to own more than 5% of the outstanding Common Stock as of December 31, 2000.

                                           Amount and Nature
Name and Address of Beneficial Owner    of Beneficial Ownership  Percent of Class
--------------------------------------  -----------------------  -----------------

Steven R. Berrard(1)                            2,022,014              33.7%
One Financial Plaza
Suite 1100
Fort Lauderdale, FL 33394

ROI Capital Management, Inc.(2)                   483,600               8.1%
17 E. Sir Francis Drake Blvd.
Suite 225
Larkspur, CA  94939

----------
(1) Mr. Berrard is the direct beneficial owner of 195,000 shares of Common Stock, having both voting and investment power over the securities, in his capacity as the sole shareholder and authorized officer of SRB Investments, Inc., which is the managing general partner of B&B Management Partners, L.P., which is the sole general partner of New River Capital Partners, L.P. ("New River"). New River also holds direct beneficial ownership of 1,827,014 shares of Common Stock through its investment in the Company of $2.2 million. In exchange for its investment, New River was issued convertible debt securities and warrants to purchase Common Stock. If all debt is converted and warrants are exercised, Mr. Berrard will beneficially own, by virtue of his relationship with New River, 2,022,014 shares of Common Stock.

(2) Shares are owned by various investment advisory clients of ROI Capital Management, Inc. ("ROI"), including 276,400 shares held by ROI Partners, L.P. for which ROI acts as general manager. Each person for whom ROI acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock purchased or held pursuant to such arrangement. Mitchell J. Soboleski and Mark T. Boyer are deemed to be the beneficial owners of these securities pursuant to their ownership interest in ROI.

Ownership of Equity and Voting Securities by Directors and Officers(1)

  The following table reflects shares of Common Stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of December 31, 2000 by each Director of the Company, each of the executive officers named in the Executive Compensation Table included elsewhere herein and the current Directors and executive officers of the Company as a group.

Name of Beneficial Owner                     Amount and Nature of Beneficial Ownership  Percent of Class
------------------------                     -----------------------------------------  ----------------
John D. Sanders(2)                                           136,419                        2.3%
 Chairman of the Board of Directors
Christopher E. Mack(3)                                        70,944                        1.2%
 President, Chief Financial Officer,
 Treasurer and Director
Richard E. Thomas(4)                                          52,870                        0.9%
 Director
Daniel R. Bannister(5)                                        21,000                        0.3%
 Director
Thomas C. Byrne(6)                                                --                        0.0%
 Director
Charles L. Fred                                                   --                        0.0%
 Director
Robert R. Spillane(7)                                          2,500                        0.0%
 Director
Brian DiAntonio                                                   --                        0.0%
 Vice President, Sales and Marketing
Michael Morrison(8)                                           45,431                        0.8%
 Vice President, Chief Technology Officer
Christopher C. Connolly(9)                                    28,874                        0.5%
 Vice President, Operations
Directors and Executive Officers                             392,212                        6.5%
 as a group (12 persons)

-------------
(1) Unless otherwise indicated, each person has sole voting and investment rights with respect to the shares specified opposite his name.
(2) Includes 1,800 shares owned by spouse. Also includes 16,619 shares, which Dr. Sanders is entitled to acquire pursuant to stock options and warrants.
(3) Includes 1,000 shares directly owned by Mr. Mack, and 13,444 shares held by the Company's Employee Stock Ownership Plan. Also includes 56,500 shares, which Mr. Mack is entitled to acquire pursuant to stock options and warrants.
(4) Includes 31,000 shares owned by Mr. Thomas and his spouse as tenants by the entirety. Also includes 16,000 shares, which Mr. Thomas is entitled to acquire pursuant to stock options and warrants.
(5) Includes 5,000 shares owned directly by Mr. Bannister. Also includes 16,000 shares, which Mr. Bannister is entitled to acquire pursuant to stock options and warrants.
(6) Mr. Byrne is a Partner of New River Capital Partners, L.P. ("New River"), a private equity venture capital fund. New River holds direct beneficial ownership of 1,827,014 shares of Common Stock through its investment in the Company of $2.2 million. In exchange for its investment, New River was issued convertible debt securities and warrants to purchase Common Stock.
    If all debt is converted and warrants are exercised, New River will own 1,827,014 shares of Common Stock. Mr. Byrne does not beneficially own any Common Stock of the Company either directly or indirectly. Additionally, Mr. Byrne has a non-controlling interest in New River.
(7) Includes 2,500 shares which Mr. Spillane is entitled to acquire pursuant to stock options.
(8) Includes 3,431 shares directly owned by Mr. Morrison, and 6,666 shares held by the Company's Employee Stock Ownership Plan. Also includes 38,000 shares, which Mr. Morrison is entitled to acquire pursuant to stock options and warrants. Mr. Morrison served as a Vice President of the Company through February 28, 2001.
(9) Includes 1,500 shares directly owned by Mr. Connolly, and 2,374 shares held by the Company's Employee Stock Ownership Plan. Also includes 25,000 shares, which Mr. Connolly is entitled to acquire pursuant to stock options. Mr. Connolly served as a Vice President of the Company through February 15, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission. Executive Officers and Directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of these filings and written representations from certain of the Company's Directors and Executive Officers that no other reports were required for fiscal year 2000, the Company believes that all reports were filed in a timely manner.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On November 1, 1999, New River Capital Partners, L.P. ("New River"), which now has the right to beneficially hold in excess of five percent or more of the Company's common stock and in which Thomas C. Byrne, a Director of the Company, is a partner, acquired a $1,000,000 - 5.5% convertible subordinated secured debenture and 291,500 warrants having a conversion and exercise price of $2.00 per share. The payment and expiration dates of the November 1999 debenture and warrants are April 2, 2001.

  On December 30, 1999, New River acquired a $1,200,000 - 9.5% convertible subordinated secured debenture and 349,800 warrants. Subject to the shareholder vote being recommended under Item 2, the conversion and exercise prices for this debenture and warrants will become $1.75 per share. If shareholder consent is not obtained, the number of warrants triple to 1,049,400. Upon conversion of the debenture, the interest rate is retroactively reduced to 5.5%. The payment and expiration date of the December 1999 debenture is April 2, 2001, and the expiration date of the December 1999 warrants is April 1, 2002.

  On January 20, 2000, the Company issued a series of 8% promissory notes in the aggregate principal amount of $327,000 due on April 30, 2000 or upon the closing of a line of credit financing of at least $1,000,000. For every $10,000 of principal loaned to the Company under these notes, the Company issued 500 warrants if the notes were paid by February 29, 2000 and 600 warrants if the notes were paid after such date. The notes were not paid by February 29, 2000. The warrants are exercisable at $2.63 per share and expire two years from issuance.

  The following Executive Officers and Directors purchased the amount of notes and now hold the number of warrants set forth below:

Name                            Note Amount                 Warrants
----                            -----------                 --------
John D. Sanders                  $110,318                      6,619
Daniel Bannister                 $100,000                      6,000
Richard Thomas                   $100,000                      6,000
Christopher E. Mack              $ 15,000                        900
Matthew C. Sysak                 $  7,000                        420
Michael Morrison                 $  5,000                        300

  In March of 2000, Messrs. Mack, Sysak, and Morrison transferred the amounts purchased from the 8% promissory note to the 7% convertible debenture notes. Mr. Sanders transferred 55,000 of his purchased amount to the 7% convertible debenture notes. The 7% convertible debenture notes may be converted into common shares of the Company at $2.75 per share. The 7% note holders were granted the right to acquire 100 warrants for every $1,000 of debenture purchased.

  Commencing in January 1998, Dr. Sanders agreed to devote 40% of his business time to providing consulting services to the Company, in exchange for an annual fee of $36,000 (not including fees payable for services as a Director of the Company and Chairman of the Board), payable in equal monthly installments. This arrangement is terminable by the Company or Dr. Sanders at any time. Effective January 1, 2001, the consulting agreement was terminated by both parties.

  Other than the foregoing, the Company was not a party to any transactions with any Director, Executive Officer, nominee for election as a Director, any security holder that is a beneficial owner of greater than five percent (5%) of the Company's Common Stock, or any member of the immediate family of the foregoing.


Item 13.  Exhibits and Reports on Form 8-K

  The following documents are filed as part of this Form 10-KSB:
   A. Exhibits



   Exhibit
     No.                     Description
     ---                     -----------

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

    10.4 Amended and restated ITC Learning Corporation Employee Stock Ownership
         Plan and Trust Agreement dated December 2, 1997, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended
         December 31, 1997, filed March 13, 1998 with the SEC (Commission File
         No. 0-13741).

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

    10.7 Employment Agreements with Christopher E. Mack
         (a) Christopher E. Mack, incorporated by reference to the Company's 10-
         KSB for the year ended December 31, 1996 filed March 14, 1997 with the SEC (Commission File No. 0-13741).

   Exhibit
     No.         Description
     ---         -----------

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

    21.1 Subsidiaries of the Registrant (filed herewith).

    23.1 Consent of Grant Thornton, LLP (filed herewith).

    23.2 Consent of Ernst & Young LLP, independent auditors (filed herewith)

       B. Reports on Form 8-K:

          . Report dated December 15, 2000, related to the sale of Activ
            Training. Ltd.

          . Amended report for December 15, 2000 including pro-forma financial data relating to the sale of Activ Training. Ltd.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
        (Registrant)


BY /s/ Christopher E. Mack                DATE     April 17, 2001
   ---------------------------------               --------------
   Christopher E. Mack, President,
   Treasurer, Chief Financial Officer,
   and Director



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY /s/ Daniel R. Bannister                DATE     April 17, 2001
   ---------------------------------               --------------
    Daniel R. Bannister, Director

BY /s/ Thomas C. Byrne                    DATE     April 17, 2001
   ---------------------------------               --------------
     Thomas C. Byrne, Director

BY /s/ Charles L. Fred                    DATE     April 17, 2001
   ---------------------------------               --------------
     Charles L. Fred, Director


BY /s/ John D. Sanders                    DATE     April 17, 2001
   ---------------------------------               --------------
     John D. Sanders, Chairman of the
     Board of Directors

BY /s/ Robert R. Spillane                 DATE     April 17, 2001
   ---------------------------------               --------------
     Robert R. Spillane, Director

BY /s/ Richard E. Thomas                  DATE     April 17, 2001
   ---------------------------------               --------------
     Richard E. Thomas, Director