Form 10QSB
period 2001-03-31
ITC LEARNING CORP
filed 2001-05-15
CIK 764867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                             -------------------


                                  FORM 10-QSB

(MARK ONE)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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


                             -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [x]  Yes    [ ]  No


    As of March 31, 2001, 3,964,078 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):   [ ]  Yes  [x]  No

                           ITC LEARNING CORPORATION

                                  FORM 10-QSB

                                     INDEX


                        Part I - Financial Information                   Page
                                                                         ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000....................    1

         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000..........................    2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000....................    4

         Notes to Condensed Consolidated Financial Statements..........    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    8


                       Part II - Other Information

Item 1.  Legal Proceedings.............................................   12

Item 2.  Changes in Securities and Use of Proceeds.....................   12

Item 3.  Defaults Upon Senior Securities...............................   12

Item 4.  Submission of Matters to a Vote of Security Holders...........   12

Item 5.  Other Information.............................................   12

Item 6.  Exhibits and Reports on Form 8-K..............................   12

                         PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements

                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                    For the Three Months
                                                                       Ended March 31,
                                                                     2001          2000
                                                                     ----          ----
Net revenues....................................................  $ 732,633   $   751,180
Cost of sales...................................................    312,285       597,550
                                                                  ---------   -----------
           Gross margin.........................................    420,348       153,630

Selling, general and administrative expense.....................    928,226     1,489,750
                                                                  ---------   -----------

Operating loss..................................................   (507,878)   (1,336,120)

Interest income.................................................        841         3,311
Interest expense................................................   (169,672)     (181,405)
Cash flow from partnerships.....................................     20,882        62,256
Loss on sale of product line....................................    (44,232)           --
                                                                  ---------   -----------

Loss from continuing operations before discontinued operations
           before income taxes..................................   (700,059)   (1,451,958)

Discontinued operations (Note 2)
           Loss from discontinued operations....................         --      (183,228)
                                                                  ---------   -----------

Net loss........................................................  $(700,059)  $(1,635,186)
                                                                  =========   ===========
Loss per share - basic and diluted:
           Loss from continuing operations......................     $(0.18)  $     (0.37)
           Discontinued operations..............................         --   $     (0.05)
                                                                  ---------   -----------
           Net loss.............................................     $(0.18)  $     (0.42)


     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)



                                        March 31,         December 31,
                                          2001               2000
                                          ----               ----
Current assets:
  Cash and cash equivalents........   $   184,720          $     6,782
  Accounts receivable, net.........       590,525              871,205
  Due from affiliates..............       159,925              111,043
  Inventories, net.................       224,432              274,204
  Prepaid expenses.................       445,006              504,721
  Deferred financing
    costs, net.....................        20,682               29,545
                                      -----------          -----------
      Total current assets.........     1,625,290            1,797,500

Note receivable                           750,000              750,000

Property and equipment:
  Video and computer
    equipment......................     2,041,617            2,042,322
  Furniture and fixtures...........       188,176              188,176
  Leasehold improvements...........        55,318               55,319
                                      -----------          -----------
                                        2,285,111            2,285,817
  Less accumulated
    depreciation and
    amortization...................    (2,088,514)          (2,017,799)
                                      -----------          -----------
  Net property and
       equipment...................       196,597              268,018

Capitalized program development
 costs, net of accumulated
 amortization of $5,405,942 and
 $6,139,346 at March 31, 2001 and
 December 31, 2000, respectively...       993,601              891,237
Prepaid royalty and other
 non-current assets................     1,573,318            1,578,143
                                      -----------          -----------

           Total assets............   $ 5,138,806            5,284,898
                                      ===========          ===========




     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                  (Unaudited)

                                                                      March 31,    December 31,
                                                                        2001           2000
                                                                     ----------    ------------
Current liabilities:
  Current installments of long-term debt, related party...             2,201,142      2,100,425
  Current installments of long-term debt..................               500,000        500,000
  Accounts payable........................................             1,729,278      1,657,440
  Due to affiliates.......................................                65,708         70,708
  Accrued compensation and benefits.......................               172,970        208,993
  Deferred revenues.......................................               922,729      1,054,604
  Other accrued expenses..................................             1,226,742      1,089,555
                                                                     -----------    -----------
     Total current liabilities............................             6,818,569      6,681,725

Deferred lease obligations                                                    --         16,956
Long-term debt, related party                                             70,393         70,393
Long-term debt                                                           354,782        354,782
Net liabilities of discontinued operations (note 2).......             1,168,313        757,359
                                                                     -----------    -----------
              Total liabilities...........................             8,412,057      7,881,215

Stockholders' deficit:
  Common stock, $0.10 par value, 12,000,000 shares
     authorized; 3,964,078 shares issued and outstanding..               396,408        396,408
  Additional capital......................................            18,039,810     18,039,810
  Note receivable from ESOP...............................              (243,752)      (266,877)
  Retained deficit........................................           (21,465,717)   (20,765,658)
                                                                     -----------    -----------
     Total stockholders' deficit..........................            (3,273,251)    (2,596,317)

Total liabilities and stockholders' deficit...............           $ 5,138,806    $ 5,284,898
                                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                            ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                       2001        2000
                                                                       ----        ----
Cash flows from operating activities:
Net loss................................................           $(700,059)  $(1,635,186)
Reconciling items:
  Provision for doubtful accounts.......................              15,000            --
  Depreciation and amortization.........................             306,879       665,745
  Loss on the sale of product line......................              44,232            --
  Divestitures and disposals, net.......................             (57,583)      279,788
  Changes in operating assets and liabilities:
     Decrease in accounts receivable....................             265,680     1,094,144
     Decrease in inventories............................              49,772        53,116
     Decrease in prepaid expenses.......................              59,715        37,366
     Increase in due from affiliates, net...............             (53,882)      (20,454)
     Decrease in other assets...........................               4,825         1,248
     Increase (decrease) in accounts payable............              71,838      (534,163)
     Increase (decrease) in accrued expenses............             101,164      (231,323)
     Decrease in deferred revenues......................            (131,875)     (151,150)
     (Decrease) increase in deferred lease obligations..             (16,956)        3,378
                                                                   ---------   -----------
Net cash used for operating activities..................             (41,250)     (437,491)

Cash flows from investing activities:
  Proceeds on sale of product line......................             200,000            --
  Capitalized product development costs.................                  --      (168,509)
  Capital expenditures..................................              (3,937)           --
                                                                   ---------   -----------
Net cash provided by (used for) investing activities....             196,063      (168,509)

Cash flows from financing activities:
  Repayments under line of credit.......................                  --      (663,838)
  Proceeds from issuance of long-term debt..............                  --       802,393
  Employee stock ownership plan note collections........              23,125        23,125
                                                                   ---------   -----------
     Net cash provided by financing activities..........              23,125       161,680
                                                                   ---------   -----------

Net increase (decrease) in cash                                      177,938      (444,320)

Cash and cash equivalents, beginning of period..........               6,782       446,832
                                                                   ---------   -----------
Cash and cash equivalents, end of period................           $ 184,720   $     2,512
                                                                   =========   ===========

     See accompanying notes to condensed consolidated financial statements.

                            ITC LEARNING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION


    The Company is a full-service training company specializing in the development, production, marketing and sale of multimedia and technology-delivered training solutions designed to improve employee skills in business, industry, education and government. Due to the sale of the Company's international subsidiaries, the Company operates in only one business segment, serving customers throughout the United States.

    The consolidated financial statements of ITC Learning Corporation ("ITC" or the "Company") include the accounts of its wholly owned subsidiaries, Turn-Key Training Technologies, Inc., and ComSkill Learning Centers, Inc. ("ComSkill"), both inactive. The Company has accounted for ITC Australasia, Pty. Ltd., ITC Canada Limited, and Activ Training, Ltd. as discontinued operations. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements included with the Company's filing on Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2001. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

    The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company continued to experience significant losses in the three months ended March 31, 2001 as it did during the years ended December 31, 2000 and 1999. Although the Company expects operating results to improve, there can be no assurances that the Company will not continue to experience adverse results of operation in the future. The Company believes that its existing cash and the anticipated cash flows from 2001 operations will not be sufficient to enable the Company to sustain its current and planned operations. The Company will need to raise additional funding either through the sale of its common stock or debentures in 2001. Anticipated cash flows from 2001 operations are largely dependent upon the Company's ability to achieve its sales and gross profit objectives for its currently existing products and new products to be launched in 2001. Achievement of these objectives is subject to various risk factors related to, among other things: incremental sales resulting from expansion of distribution capabilities; the Company's ability to deploy its courseware over the Internet and corporate intranets; the Company's ability to control costs in relation to future revenues; and the Company's ability to raise capital. If the Company is unable to meet these objectives, it will consider expansion of existing or development of alternative sources of financing; the curtailment of certain capital expenditures and discretionary expenditures (such as travel, consulting and salaries); and various other courses of action.

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

    The Company received a temporary extension on the debt payments due on its 5.5% and 9.5% convertible subordinated debentures due April 2, 2001 until May 1, 2001, while the Company negotiates with the debenture and other debt and note holders for either a further extension or for a conversion of these notes into our

                           ITC LEARNING CORPORATION

                                March 31, 2001

                                 (Unaudited)

common stock. As part of these negotiations, the Company has offered inducements to the note holders to convert the notes into common stock and/or extend the maturity date, including adjusting the exchange ratio and detachable warrant exercise price to better reflect the current market price of the Company's common stock. Since May 1, 2001, the Company has received an additional extension from the debenture holder through June 15, 2001. However, there are no assurances that the Company will be successful achieving a further extension of this debt, or any conversion to common stock, and the debt may become due in full at June 15, 2001. If successful, the Company believes that by taking these actions, it will, at a minimum, be relieved of the immediate pressure it faces in trying to repay this debt, with the hope that by providing inducements to note holders, the Company will also receive additional investment capital. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.


NOTE 2 - DISCONTINUED OPERATIONS AND THE SALE OF REGULATORY COMPLIANCE LIBRARY

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

    In December 2000, the Company entered into a Letter of Intent with a Canadian-based company to acquire ITC Canada Limited. Under the terms of the Letter of Intent, the acquirer would purchase the outstanding stock of ITC Canada Limited in exchange for the assumption of the debt to the Nova Scotia Business Development Corporation (NSBDC). The amount owed to the NSBDC as of March 31, 2001 and December 31, 2000 totaled approximately $900,000, and is included in the net assets of discontinued operations. The Company has not made any principal or interest payments to the NSBDC since July of 2000. A condition of the transaction is the consent of the NSBDC to the assumption of the debt, which was obtained on December 12, 2000. The Company anticipates closing this transaction during the second quarter of 2001.

    On April 10, 2001, the Company also entered into an agreement to restructure its ongoing business relationship with ITC Australasia Pty. Ltd. ("ITCA"), the Company's Australian-based subsidiary. Under the terms of the agreement, ITCA was assumed by the management team of ITCA, led by ITCA's Managing

                           ITC LEARNING CORPORATION

                                March 31, 2001

                                  (Unaudited)

Director. ITCA will remain a non-exclusive distributor of ITC's products in the Pacific Rim market. ITC will, however, utilize ITCA as its primary distributor for this territory. ITC elected to enter into this agreement as opposed to closing the operations.

    In conjunction with the sale of ITC Australasia and the pending sale of ITC Canada, the Company recorded a loss provision of $750,000, the expected operating losses of these two companies from January 1, 2001 through the anticipated final date of disposition. No additional loss on disposal has been recorded since the Company expects to dispose of these companies for net book value.

    Prior financial statements for the quarter ended March 31, 2000 have been restated to present the operations of these companies as discontinued operations.

Sale of Regulatory Compliance

    On February 28, 2001, the Company completed the sale of its Regulatory Compliance Library to TE21, Inc., a distributor of the Company's products. The Company received $200,000 in cash proceeds from the transaction and recorded a loss on disposal of asset of approximately $44,000. ITC also entered into a three-year distribution agreement with TE21, Inc. to continue the distribution of the Regulatory Compliance Library by the Company.


NOTE 3 - SUBSEQUENT EVENTS

    On May 8, 2001, the Company entered into a sublease agreement with a Company in Northern Virginia for the Company's new corporate headquarters. The sublease, which is still subject to sublessor's Landlord approval, is for approximately 7,000 square feet. The Company expects to receive final approval from the sublessor's Landlord during May of 2001 and to complete the move to its new headquarters during the month of May. Additionally, the Company has been in negotiations with its existing Landlord regarding a termination fee for the Company's existing space. The Company has accrued the amount it believes necessary to terminate Company's existing facilities lease.

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

    The Company maintains an extensive content portfolio of over 600 interactive multimedia courses that cover such areas as: Industrial Mechanical Technical Skills; Industrial Electrical Technical Skills; Instrumentation; Oil, Gas, & Utility Process and Safety; Safety and Regulatory Compliance; Basic Literacy; Personal Computer Skills; Information Technology; and Customer Service Skills that are all fundamental to the learning needs of industrial-based organizations. The Company either owns or licenses its content portfolio for distribution. The Company has a worldwide customer base of over 5,000 organizations, using ITC's products and services to improve employee productivity and skills, and an established international distribution network in the United Kingdom and Australia.


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


RESULTS OF OPERATIONS

Three months ended March 31, 2001 ("First Quarter of 2001") compared with the three months ended March 31, 2000 ("First Quarter of 2000")

    The March 31, 2001 and 2000 financial information reflects the operations of our international subsidiaries as discontinued operations as more fully discussed in Note 2 of Item 1.

Revenues

    Total revenues, from continuing operations, totaled $733,000 for the first quarter of 2001, as compared to $751,000 for the first quarter of 2000, representing a decrease of $18,000 or 2%. Courseware revenues include sales of off-the-shelf CBT products, custom CBT products, consulting services, fees, royalties and videotape training products.

    The Company primarily utilizes direct sales personnel, independent sales agents and resellers to distribute the Company's products. During the first quarter of 2001, the Company started to expand its sales and marketing organization through the addition of two additional direct sales personnel. The Company expects to continue this expansion throughout 2001, targeted within geographic territories, provided the Company has sufficient resources for expansion. The Company will continue to rely on independent sales agents and resellers for product distribution while the Company expands its own direct sales efforts.

Cost of Sales and Gross Margin

    Cost of sales consists of the amortized costs of developing new course titles and updating the Company's existing libraries, product material costs, fulfillment costs, reseller discount fees, sales commissions, third party and product royalties. Cost of sales for the first quarter 2001 totaled $312,000 resulting in a gross margin of $420,000 or 57% of total revenues, as compared to cost of sales of $598,000 and gross margin of $154,000 or 21% of total revenues for the first quarter of 2000. The lower cost of sales and improved gross margins are primarily due to the sales of Company-owned products and lower amortization of program development costs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses totaled $928,000 for the first quarter of 2001, as compared to $1,490,000 for the first quarter of 2000, representing a decrease of $562,000 or 38%.

    Selling expenses consist primarily of salaries of sales personnel, travel, advertising, marketing and promotional expenses. Selling expenses for the first quarter of 2001 totaled $193,000, as compared to $181,000 for the first quarter of 2000. The increase in selling expenses of $12,000 or 7% during the first quarter of 2001, as compared to the first quarter of 2000, is primarily due to costs associated with industry trade show activities and related sales-related travel expenses.

    General and administrative expenses consist of the costs of developing new products and the costs of the Company's executive management and support functions such as customer assurance, product fulfillment, human resources, and finance and administration. General and administrative expense for the first quarter of 2001 totaled $735,000, as compared to $1,309,000 for the first quarter of 2000. The decrease of $574,000 or 44% is due to lower personnel costs and the curtailment of expenditures.

Net Loss

    The net loss for the first quarter of 2001 resulted totaled $700,000, or $0.18 per share, as compared to a net loss of $1,635,000, or $0.42 per share, for the first quarter of 2000. The substantial decrease in the net loss is primarily due to the curtailment of operating expenses and improved gross margins. The net loss for the first quarter of 2000 included $183,000 of losses associated with the Company's discontinued operations.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

    During late 1999 and 2000, we took several actions to restructure our operations, as previously described. We believe that these actions have improved our operational efficiencies and provide us an improved chance of success in the future. Nonetheless, further additional actions will be required for the Company to sustain its operations. We entered into 2001 with a shortage of operating cash and a significant amount of debt due to New River Capital Partners, LP ("NRC") and other convertible debenture and note holders. The NRC debt totaled $2,200,000 plus accrued interest of approximately $160,000, and was due on April 2, 2001. We initially obtained an extension on this debt payment until May 1, 2001, and are negotiating with NRC and the other debenture and note holders for either a further extension or for a conversion of these notes into our common stock. As part of these negotiations, the Company has offered inducements to the note holders to convert the notes into common stock and/or extend the maturity date, including adjusting the exchange ratio and detachable warrant exercise price to better reflect the current market price of the Company's common stock. The Company has received an additional extension on this debt payment through June 15, 2001. However, there are no assurances that the Company will be successful in achieving a further extension of the NRC debt, or any conversion to common stock, and the debt may become due in full at June 15, 2001. If successful, the Company believes that by taking these actions, it will, at a minimum, be relieved of the immediate pressure it faces in trying to repay this debt, with the hope that by providing inducements to note holders, the Company will also receive additional investment capital. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

    During 2000, and into 2001, we have continued to reduce our operating expenses. We have identified one final area, facility space, where we can obtain a significant cost savings, while not impacting our operational capabilities. During the first quarter of 2001, we continued to lease approximately 20,000 square feet in the Northern Virginia area. In May of 2001, we executed a sublease agreement with a company in Northern Virginia for new office space. The sublease, which is continent upon approval from the sublessor's Landord, is for approximately 7,000 square feet. Management believes that this level of space is sufficient for the Company's scaled down operations.. We are currently negotiating with our landlord to terminate our existing lease and have accrued the costs the Company believes necessary for the termination of the existing lease. Should these current options no longer exist, the Company will take alternative actions regarding facilities space. These are forward-looking statements. See Forward-looking Statements and Risk Factors for Further Discussion.

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

    Working capital deficit at March 31, 2001 was $5,193,000 as compared to a deficit of $4,884,000 at December 31, 2000, representing an increase of the working deficit of $309,000 or 6%.

    Cash used by operating activities totaled $41,000 for the first quarter of 2001, as compared to cash used by operating activities of $437,000 for the first quarter of 2000, an improvement of $396,000. The decrease usage of cash was due to a lower net loss experienced during the first quarter of 2001 as compared to the first quarter of 2000, partially offset by lower depreciation and amortization charges, the net impact of divestitures and disposals and changes in net operating accounts.

    Cash provided by investing activities totaled $196,000 for the first quarter of 2001, as compared to cash used for investing activities of $169,000 for the first quarter of 2000, an increase of $365,000. The increase in cash provided by investing activities was primarily due to the proceeds from the sale of the Company's Regulatory Compliance Library and the absence of capitalized development costs during the first quarter of 2001.

    Cash provided by financing activities totaled $23,000 for the first quarter of 2001, as compared to cash provided by financing activities of $162,000 for the first quarter of 2000, a decrease of $139,000. The decrease was primarily attributable to the net effect of receipt of proceeds from the issuance of convertible debentures by the Company during the first quarter of 2000 and the repayment of borrowings under the Company's previous line of credit.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           On May 15, 2001, the Company received a notice from its landlord and a lease amendment and termination agreement. This notice indicated that the landlord has instituted legal action against the Company for repossession of the space at its Virginia location. The Company has not been officially served with any action. The landlord has proposed a lease amendment and termination agreement for the Company to consider that stipulates a settlement payment of $170,000 to satisfy all current and future obligations by the Company. The Company is continuing negotiations with the landlord.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.         Exhibits


   Exhibit No.                  Description
-------------------------------------------------------------------------------
       3.1 Amended Articles of Incorporation of the Company, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission (Commission File No. 0-13741).

       3.2 Amended By-Laws of the Company, incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1997, filed March 13, 1998 with the SEC (Commission File No. 0-13741).

B.         Reports on Form 8-K:

                   Form 8-K/A filed on February 13, 2001 amending our Form 8-K dated December 15, 2000 for the sale of Activ Training. Ltd., to include the financial information required by Item 7.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITC LEARNING CORPORATION
     (Registrant)


By:               /s/Christopher E. Mack           DATE      May 15, 2001
           -------------------------------                   ------------
           Christopher E. Mack, President,
           Treasurer, and Chief Financial Officer