Form 10QSB/A
period 2000-09-30
ITC LEARNING CORP
filed 2001-06-05
CIK 764867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                            -----------------------


                                 FORM 10-QSB/A

 (MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT For the transition period from ________ to _________


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

                            -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


  As of September 30, 2000, 3,964,078 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [_] Yes   [X] No

                           ITC LEARNING CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                        Part I - Financial Information                         Page
                                                                                               ----
Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30, 2000 and 1999...................    1

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999.........................................  2-3

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999....................................    4

            Notes to Condensed Consolidated Financial Statements.............................    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................   12

                                      Part II - Other Information

Item 1.     Legal Proceedings................................................................   17

Item 2.     Changes in Securities and Use of Proceeds........................................   17

Item 3.     Defaults Upon Senior Securities..................................................   17

Item 4.     Submission of Matters to a Vote of Security Holders..............................   17

Item 5.     Other Information................................................................   17

Item 6.     Exhibits and Reports on Form 8-K.................................................   18

                        PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

                           ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                               For the 3 Months Ended             For the 9 Months Ended
                                                    September 30,                      September 30,
                                               2000              1999             2000               1999
                                               ----              ----             ----               ----
Net revenues..........................    $     823,436     $   3,102,150    $   4,153,439     $  14,273,729
Cost of sales.........................          835,748         2,220,530        3,162,458         6,733,204
                                          -------------     -------------    -------------     -------------
Gross margin..........................          (12,312)          881,620          990,981         7,540,525


Sales and marketing expense...........          538,265         1,582,673        1,838,123         4,777,734
General and
   administrative expense.............        1,456,792         1,545,022        4,546,239         4,356,325
Equity in earnings of affiliates......          (20,882)          (37,101)        (107,547)         (149,408)
                                          -------------     -------------    -------------     -------------

Loss before interest
    and income taxes..................       (1,986,487)       (2,208,974)      (5,285,834)       (1,444,126)

Interest income.......................            6,580            21,003           14,730            67,969
Interest expense......................         (228,647)          (79,053)        (631,573)         (239,959)
Gain on sale of product line..........           24,587                --           24,587                --
                                          -------------     -------------    -------------     -------------

Loss before income taxes..............       (2,183,967)       (2,267,024)      (5,878,090)       (1,616,116)

Income tax expense (benefit)..........               --                --               --                --
                                          -------------     -------------    -------------     -------------

Net loss..............................    $  (2,183,967)    $  (2,267,024)   $  (5,878,090)    $  (1,616,116)
                                          =============     =============    =============     =============

Net loss per common share:
    Basic and diluted.................    $       (0.56)    $       (0.58)   $       (1.51)    $       (0.42)
                                          =============     =============    =============     =============

    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                  (Unaudited)

                                                                           September 30,      December 31,
                                                                               2000               1999
                                                                               ----               ----
Current assets:
     Cash and cash equivalents.......................................    $     246,819       $     535,178
     Accounts receivable, net (note 2)...............................          940,129           4,482,511
     Due from affiliates.............................................          112,269             175,533
     Inventories, net of reserve of $22,500
         at September 30, 2000 and December 31, 1999.................           90,864             338,900
     Prepaid expenses (note 8).......................................          951,986             153,724
     Income taxes receivable.........................................           68,192              70,258
     Deferred financing costs, net...................................           38,409              65,000
                                                                         -------------       -------------
         Total current assets........................................        2,448,668           5,821,104

Note receivable (note 3).............................................          344,828             537,628

Property and equipment:
     Video and computer equipment....................................        2,510,955           2,666,316
     Furniture and fixtures..........................................          191,309             210,994
     Leasehold improvements..........................................           59,336              61,340
                                                                         -------------       -------------
                                                                             2,761,600           2,938,650
     Less accumulated depreciation and amortization..................       (2,314,795)         (2,020,237)
                                                                         -------------       -------------
         Net property and equipment..................................          446,805             918,413

Capitalized program development costs, net
     of accumulated amortization of $8,050,019 and
     $6,282,102 at September 30, 2000 and
     December 31, 1999, respectively.................................        2,634,429           5,097,679
Intangible assets, net of accumulated amortization of
     $1,547,535 and $1,617,499 at September 30, 2000
     and December 31, 1999, respectively.............................        1,779,245           3,504,645
Prepaid royalties....................................................        1,366,769                  --
Other................................................................           10,352              10,927
                                                                         -------------       -------------

     Total assets....................................................    $   9,031,096       $  15,890,396
                                                                         =============       =============

    See accompanying notes to condensed consolidated financial statements.

                           ITC LEARNING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                           September 30,      December 31,
                                                                               2000               1999
                                                                               ----               ----
Current liabilities:
     Line of credit (note 4).........................................    $          --       $     663,838
     Current installments of long-term debt (note 5).................        2,362,578             277,160
     Accounts payable................................................        2,078,997           2,193,676
     Due to affiliates...............................................           52,525             187,070
     Accrued compensation and benefits...............................          233,801             167,218
     Deferred revenues...............................................          300,204             373,144
     Other accrued expenses..........................................        1,058,262           2,260,240
     Income taxes payable ...........................................           42,750               6,128
                                                                         -------------       -------------
         Total current liabilities...................................        6,129,117           6,128,474



Deferred lease obligations...........................................           17,837              12,119
Long-term debt (note 5)..............................................        1,074,068           2,313,604
                                                                         -------------       -------------
         Total liabilities...........................................        7,221,022           8,454,197



Stockholders' equity:
     Common stock, $0.10 par value, 12,000,000 shares
         authorized; 3,964,078 and 3,964,078 shares
         issued and outstanding at September 30, 2000 and
         December 31, 1999...........................................          396,408             396,408
     Additional capital..............................................       17,083,716          16,975,959
     Note receivable from ESOP.......................................         (290,002)           (359,377)
     Retained deficit................................................      (15,441,799)         (9,563,709)
     Accumulated other comprehensive gain (loss) (note 7)............           61,751             (13,082)
                                                                         -------------       -------------
         Total stockholders' equity..................................        1,810,074           7,436,199
                                                                         -------------       -------------



Total liabilities and stockholders' equity...........................    $   9,031,096       $  15,890,396
                                                                         =============       =============

                           ITC LEARNING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               2000               1999
                                                                               ----               ----
Cash flows from operating activities:
Net loss.............................................................     $ (5,878,090)      $  (1,616,116)
Reconciling items:
     Provision for doubtful accounts.................................          180,000             150,000
     Depreciation and amortization...................................        5,325,639           2,830,776
     Foreign currency translation adjustment.........................           74,833              (9,095)
     Changes in operating assets and liabilities:
         Decrease in accounts receivable.............................        3,362,382             397,777
         Decrease in inventories.....................................          248,036             140,246
         Increase in prepaid expenses and other assets...............       (2,165,031)            (76,055)
         Decrease in income taxes receivable.........................            2,066             209,567
         Decrease in long term receivable............................          192,800               3,832
         Decrease in accounts payable................................         (114,678)           (361,223)
         Decrease in due to affiliates, net..........................          (71,281)           (166,664)
         Increase in accrued compensation and benefits...............           66,583             175,189
         Decrease in accrued expenses................................       (1,179,533)           (729,355)
         Decrease in deferred revenues...............................          (72,940)            (55,196)
         Increase (decrease) in deferred lease obligations...........            5,718             (17,087)
         Increase (decrease) in income tax payable...................           36,622              (9,415)
                                                                         -------------       -------------
Net cash provided by operating activities............................           13,126             867,181

Cash flows from investing activities:
     Capitalized program development costs...........................         (358,513)         (1,886,112)
     Capital expenditures............................................            --               (402,106)
                                                                         -------------       -------------
Net cash used for investing activities...............................         (358,513)         (2,288,218)

Cash flows from financing activities:
     Borrowings under line of credit.................................              --            9,736,729
     Repayments under line of credit.................................         (663,838)         (7,834,000)
     Principal payments on long-term debt............................         (311,221)           (567,439)
     Proceeds from issuance of long-term debt........................          962,712                 --
     Issuance of common stock........................................              --               45,805
     Employee stock ownership plan note collections..................           69,375              69,375
                                                                         -------------       -------------
Net cash provided by financing activities............................           57,028           1,450,470
                                                                         -------------       -------------

Net increase (decrease) in cash......................................         (288,359)             29,433


Cash and cash equivalents, beginning of period.......................          535,178             267,045
                                                                         -------------       -------------
Cash and cash equivalents, end of period.............................    $     246,819       $     296,478
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


     The details of the earnings per share calculation for the three and nine months ended September 30, 2000 and 1999 follow:

                                                                Income                           Per Share
                                                                (Loss)            Shares          Amount
                                                                ------            ------          ------
Three months ended September 30, 2000
     Loss per share of common stock - basic............      $ (2,183,967)       3,905,755      $     (0.56)
     Dilutive securities:
         Stock options.................................                --               --               --
                                                             ------------     ------------      -----------
     Loss per share of common stock - diluted..........      $ (2,183,967)       3,905,755      $     (0.56)
                                                             ------------     ------------      -----------

Three months ended September 30, 1999
     Earnings per share of common stock - basic........      $ (2,267,024)       3,881,382      $     (0.58)
     Dilutive securities:
         Stock options.................................                --               --               --
                                                             ------------     ------------      -----------
     Earnings per share of common stock - diluted......      $ (2,267,024)       3,881,382      $     (0.58)
                                                             ------------     ------------      -----------

                           ITC LEARNING CORPORATION

                              September 30, 2000

                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                Income                             Per Share
                                                                (Loss)            Shares            Amount
                                                                ------            ------            ------
Nine months ended September 30, 2000
     Loss per share of common stock - basic............      $ (5,878,090)       3,915,755      $      (1.51)
     Dilutive securities:
         Stock options.................................                --               --                --
                                                             ------------     ------------      ------------
     Loss per share of common stock - diluted..........      $ (5,878,090)       3,915,755      $      (1.51)
                                                             ------------     ------------      ------------

Nine months ended September 30, 1999
     Earnings per share of common stock - basic........      $ (1,616,116)       3,890,415      $      (0.42)
     Dilutive securities:
         Stock options.................................                --               --                --
                                                             ------------     ------------      ------------
     Earnings per share of common stock - diluted......      $ (1,616,116)       3,890,415      $      (0.42)
                                                             ------------     ------------      ------------

NOTE 2 - ACCOUNTS RECEIVABLE

  Accounts receivable include the following:
                                                September 30,    December 31,
                                                    2000             1999
                                                    ----             ----

  Trade accounts receivable...................  $  1,435,330     $  4,717,097
  Unbilled contract receivables...............        17,940          200,000
  Less allowance for doubtful accounts........      (681,369)        (502,644)
                                                ------------     ------------
      Trade accounts receivable, net..........       771,901        4,414,453
  Other receivables...........................       168,228           68,058
                                                ------------     ------------
                                                $    940,129     $  4,482,511
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

                           ITC LEARNING CORPORATION

                              September 30, 2000

                                  (Unaudited)


NOTE 5 - LONG-TERM DEBT

Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                                                           September 30,      December 31,
                                                                               2000               1999
                                                                               ----               ----
Non-related party debt:
-----------------------
8.0% senior note due 2003............................................    $     866,709       $   1,177,930
5.5% note due 2001, net of unamortized discount of $120,644..........          879,356             795,834
9.5% note due 2001, net of unamortized discount of $334,818..........          865,182             617,000
                                                                         -------------       -------------
Subtotal - non-related party debt....................................        2,611,247           2,590,764

Related party debt:
-------------------
7.0% notes due 2002, net of unamortized discount of $55,024..........          407,369                  --
8.0% notes due 2000, net of unamortized discount of $7,288...........          418,030                  --
                                                                         -------------       -------------
Subtotal - related party debt........................................          825,399                  --
                                                                         -------------       -------------

Total debt...........................................................        3,436,646           2,590,764
Less current maturities..............................................       (2,362,578)           (277,160)
                                                                         -------------       -------------
Long-term debt, net..................................................    $   1,074,068       $   2,313,604
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


NOTE 6 - SEGMENT INFORMATION

     The following tables identify revenues and profit or loss by reportable segment for the three and nine months ended September 30, 2000 and 1999 (amounts in thousands):

Three months ended September 30, 2000

----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers......    $   534        $  94        $ 145        $  50      $   823
Intersegment revenues.................        140            2          --           --           142
Segment income (loss) before taxes....     (1,386)        (519)        (106)        (173)      (2,184)
----------------------------------------------------------------------------------------------------------

Three months ended September 30, 1999

----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers......    $ 2,214        $ 264        $ 476        $ 148      $ 3,102
Intersegment revenues.................        316           42          --           --           358
Segment loss before taxes.............     (1,484)        (440)         (81)        (262)      (2,267)
----------------------------------------------------------------------------------------------------------

                           ITC LEARNING CORPORATION

                              September 30, 2000

                                  (Unaudited)


NOTE 6 - SEGMENT INFORMATION (CONTINUED)

Nine months ended September 30, 2000

----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers......    $ 1,993       $  240       $1,371        $ 549      $ 4,153
Intersegment revenues.................      1,022           40           --           --        1,062
Segment income (loss) before taxes....     (3,780)      (1,677)      (5,878)        (165)      (5,878)
----------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999

----------------------------------------------------------------------------------------------------------
                                          United                      United
                                          States         Canada       Kingdom     Australia     Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers......    $10,416       $1,447       $1,729        $ 682      $14,274
Intersegment revenues.................      1,523          291           --           --        1,814
Segment loss before taxes.............       (351)        (848)        (179)        (238)      (1,616)
         .........
----------------------------------------------------------------------------------------------------------


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the nine months ended September 30, 2000 and 1999 are as follows:


                                                              September 30,         September 30,
                                                                  2000                  1999
                                                                  ----                  ----
     Net loss..........................................       $  (5,878,090)        $  (1,616,116)
     Foreign currency translation adjustment...........              74,833                (9,095)
                                                              -------------         --------------
     Comprehensive income (loss)                              $  (5,803,257)        $  (1,625,211)
                                                              ==============        ==============

     The components of accumulated other comprehensive income, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

                                                                        September 30,         December 31,
                                                                            2000                  1999
                                                                            ----                  ----
     Cumulative foreign currency translation adjustment...........      $      61,751         $     (13,082)
                                                                        =============         =============

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

     As a result of the transaction, the Company recorded a receivable of $250,000, of which $150,000 had been received at December 31, 2000, and a prepaid royalty of $2,066,000. Based on the proration of the monetary to non-monetary portions of the transaction, the Company also recorded a gain of $25,000 on the sale of AdminSTAR(TM).

     The Company's prepaid royalty is charged to cost of sales as units of AdminSTAR and the Pinnacle Learning Manager are sold. It is reasonably possible that the estimates of anticipated future sales of the AdminSTAR(TM) and Pinnacle Learning Management Systems will be significantly reduced due to compatibility pressures or technological obsolescence. As a result, management will periodically evaluate the earning amount of the prepaid royalty at December 31, 2000 of $2,017,000 for potential impairment in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company will consider both historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of this asset in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of this asset. Impairment losses will be recognized when the sum of expected future cash flows are less than the assets' carrying value. At December 31, 2000, management believes no impairment of the prepaid royalty exists.

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


Income Before Income Taxes and Net Income

     Operations for the third quarter of 2000 resulted in a pre-tax and net loss of $2,184,000, or $0.56 per share, as compared to pre-tax and net loss of $2,267,000, or $0.58 per share, for the third quarter of 1999. The lower pre-tax and net loss for the third quarter of 2000 was primarily due to a combination of decreased operating costs and the recognition of a gain on the sale of the Company's AdminSTAR(TM) product line, offset by reduced revenues and resulting gross margin, as compared to the third quarter of 1999.


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


Income Before Income Taxes and Net Income

     Operations for the nine months ended September 30, 2000 resulted in pre-tax and net loss of $5,878,000 or $1.51 per share, as compared to a pre-tax and net loss of $1,616,000 or $0.42 per share for the nine months ended September 30, 1999. The higher pre-tax and net loss for the nine months ended September 30, 2000 was primarily due to decreased revenues and resulting gross margin as compared to the nine months ended September 30, 1999.


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

     Under the terms of the July 27, 2000 extension granted by Nasdaq, the Company was required to maintain a net tangible asset base of $5 million as of the filing of its Form 10-QSB for the period ended June 30, 2000. Based on the Company's Form 10-QSB filing for the period ended June 30, 2000, the Company's net tangible assets were $1,503,000, resulting in a shortfall of $3,497,000. Although the Company intended to comply with the requirements of the extension, it was unable to meet those requirements for the following reasons: (i) the Company was unable to close a sale transaction by June 30, 2000 on the sale of its AdminSTARTM product line; (ii) the Company's negative operating performance for the three months ended June 30, 2000 further deteriorated its net tangible asset base; (iii) the Company was unable to solicit favorable response form its convertible debt holders to convert their debt into equity; (iv) the Company was unable to raise additional equity capital.

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

ITC LEARNING CORPORATION
       (Registrant)


By:          /s/Christopher E. Mack            DATE      November 14, 2000
     ---------------------------------------       ----------------------------
     Christopher E. Mack, President,
     Treasurer, and Chief Financial Officer